Form 10QSB
period 2001-03-31
FIFTH AVENUE ACQUISITION I CORP
filed 2001-05-03
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-31763

Fifth Avenue Acquisition I Corp.
(Exact name of small business issuer as specified in its charter)

Florida	65-1032012
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Clematis Street, Suite 3000, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

561-651-7336
(Issuer’s telephone number)
_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,000,000
Transitional Small Business Disclosure Format: Yes __ No X

Page 1 of 10

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Set forth below are the audited financial statements for the Company for the period ended March 31, 2001.

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
FINANCIAL STATEMENTS
MARCH 31, 2001

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
TABLE OF CONTENTS

FINANCIAL STATEMENTS FOR THE PERIOD ENDED MARCH 31, 2001
BALANCE SHEET	14
STATEMENT OF OPERATIONS	14
STATEMENT OF CHANGES IN STOCKHOLDERS’EQUITY (DEFICIT)	15
STATEMENT OF CASH FLOWS	15
NOTES TO FINANCIAL STATEMENTS	15

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS OF MARCH 31, 2001

	March 31, 2001	Dec. 31, 2001
	(Unaudited)
ASSETS

Current Assets
Cash	$86	$522
Total Current Assets	$86	522
TOTAL ASSETS	$86	$522

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accrued Liability	$1,500	$1,500
Due to Related Party	2,307	2,307
TOTAL LIABILITIES	3,807	3,807

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value, 20,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(4,721)	(4,285)
Total Stockholders' Equity (deficit)	(3,721)	(3,285)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$86	$522
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED MARCH 31, 2001

Income	$ -
Expenses
Administrative	36
Professional fees	400
Total expenses	436
NET LOSS	$(436)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,000,000
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(436)

Net cash used in operating activities	(436)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(436)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	522

CASH AND CASH EQUIVALENTS END OF PERIOD	$86

Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$-
Interest Paid	$-
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements; Market Data

We make forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and, Results of Operations" in this Quarterly Report. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Because these forward-looking statements involve risks and uncertainties, our actual results may differ materially from those expressed or implied by these forward-looking statements.

All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements.

Search for Target Company

Our plan is to enter into a Transaction with a target company in exchange for the issuance of shares of our common stock. We have not engaged in any negotiations with any specific entity regarding the possibility of a Transaction, nor engaged the services of any independent third party for such purpose. We have entered into a services agreement with CRCS, which is a controlling affiliate of the Company, to provide us with corporate securities services, to engage an independent public accounting firm to audit the financial statements of the Company filed herewith, and seek out third parties to assist in the search for target companies as potential candidates for a Transaction. The services agreement between the Company and CRCS will continue for a period of two years, subject to the terms of a Transaction. Such Transaction may result in the termination or amendment of the service agreement with CRCS. CRCS has also agreed to fund the expenses associated with the preparation and filing of any Quarterly Reports on Form 10-QSB and of Annual Reports on Form 10-KSB. Any terms of repayment will be subject to negotiations in connection with  any business Transaction.

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
- required timely filings with the SEC of annual, quarterly and periodic reports under the Exchange Act; and
- compliance with other rules and regulations applicable to corporate governance for public reporting companies.

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

To date, CRCS has paid on behalf of the Company expenses aggregating approximately $2,307 including incorporation and accounting expenses. We will not borrow any funds to make any payments to the Company's management, or to its affiliates, CRCS. If CRCS ceases or becomes unable to continue to pay our operating expenses, however limited, we may not be able to continue to file with the SEC on a timely manner the Quarterly and other reports required under the Exchange Act after filing this Annual Report, nor we will be able to effectively continue to search for an acquisition target with which to enter into a Transaction. In such event, we would seek alternative sources of funds or services, primarily through the issuance of additional securities.

The Board of Directors has passed a resolution which contains a policy that the Company will not seek a Transaction with any entity in which our officers, directors, shareholders or any affiliates or associates serves as an officer or director or holds any ownership interest.

Undertakings and Understandings required of Target Company

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

Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K. The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.

The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description
3 (i)	By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and is incorporated herein by reference)
3 (ii)	Articles of Incorporation (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and is incorporated herein by reference)
4	Specimen Stock Certificate (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and is incorporated herein by reference)
10 (i)	Service Agreement with CR Capital Services, Inc. (filed as Exhibit 10(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and is incorporated herein by reference)
10 (ii)	Lock-up Agreement (filed as Exhibit 10(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and is incorporated herein by reference)
10 (iii)	Stock Option Agreement (filed as Exhibit 10(iii) to the Company's Form 10-KSB, filed on February 2, 2001 and is incorporated herein by reference)
13	The Company's Annual Report on Form 10-KSB, filed on February 2, 2001and is incorporated herein by reference)
99 (i)	Safe-Harbor Compliance Statement for Forward-Looking Statements (filed as Exhibit to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and is incorporated herein by reference)
99 (ii)	Chapter 607.0850 of the Florida Statutes (filed as Exhibit to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and is incorporated herein by reference)

(b) Form 8-K.

During the quarter ended March 31, 2001, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Avenue Acquisition I Corp.

By: /s/ Thomas J. Craft, Jr.
Thomas J. Craft, Jr., President
Dated: May 3, 2001
West Palm Beach, FL