Form 10QSB
period 2001-06-30
FIFTH AVENUE ACQUISITION I CORP
filed 2001-07-25
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

Set forth below are the audited financial statements for the Company for the period ended June 30, 2001.

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
FINANCIAL STATEMENTS
JUNE 30, 2001

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
TABLE OF CONTENTS

FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2001 (UNAUDITED)
BALANCE SHEET	14
STATEMENT OF OPERATIONS	14
STATEMENT OF CHANGES IN STOCKHOLDERS’EQUITY (DEFICIT)	15
STATEMENT OF CASH FLOWS	15
NOTES TO FINANCIAL STATEMENTS	15

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS OF JUNE 30, 2001

	June 30, 2001	Dec. 31, 2000
	(Unaudited)
ASSETS

Current Assets
Cash	$50	$522
Total Current Assets	$50	522
TOTAL ASSETS	$50	$522

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accrued Liability	$1,500	$1,500
Due to Related Party	2,307	2,307
TOTAL LIABILITIES	3,807	3,807

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value, 20,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(4,757)	(4,285)
Total Stockholders' Equity (deficit)	(3,757)	(3,285)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$50	$522
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED JUNE 30, 2001

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001	Cumulative Development Stage Amounts
Income	$0	$0	$0
Expenses
Administrative	0	472	4,757
Total expenses	0	400	4,757
NET LOSS	$0	$(400)	$(4,757)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2001

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001	Cumulative Development Stage Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$0	$0	$4,757
Increase in accrued liability	(36)	(472)	1,500
Net cash used in operating activities	(36)	(472)	(3,257)

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	0	0	1,000
Advanced from related party	0	0	2,307
Net cash provided by financing activities	0	1,500	3,307

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36)	(472)	50

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	86	522	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60	$50	$50

Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$0	$0	$0
Interest Paid	$0	$0	$0
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Item 2. Management’s Plan of Operation

Forward-Looking Statements; Market Data

We make forward-looking statements in the "Management’s Plan of Operation" in this Quarterly Report. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Because these forward-looking statements involve risks and uncertainties, our actual results may differ materially from those expressed or implied by these forward-looking statements.

All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties.

Search for Target Company

Our plan is to enter into a transaction with a target company in exchange for the issuance of shares of our common stock. We have not engaged in any negotiations with any specific entity regarding the possibility of a transaction, nor engaged the services of any independent third party for such purpose. We have entered into a services agreement with CRCS, whose principals are control persons of the Company, to provide us with corporate securities services and seek out third parties to assist in the search for target companies as potential candidates for a transaction. The services agreement between the Company and CRCS will continue for a period of two years, subject to the terms of any business combination transaction. Such transaction may result in the termination or amendment of the service agreement with CRCS. CRCS has also agreed to fund the expenses associated with the preparation and filing of our Quarterly Reports on Form 10-QSB and our Annual Report on Form 10-KSB. Any terms of repayment will be subject to negotiations in connection with  any business transaction.

CRCS or the Company may enter into agreements with non-affiliated third party consultants to assist in locating a target company. It may be anticipated that such other consultants may also be issued shares of the Company in compliance with applicable federal and state securities laws. There is no minimum or maximum amount of stock, options, or cash consideration that the Company may grant, pay or agree to issue to such third party consultants.

CRCS anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons,  and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. To date, CRCS has not utilized solicitation, does not anticipate that it will do so, and expects to rely solely on referrals of potential target companies from professionals, including consultants, in the business and financial communities.

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

General Business Plan

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in or 100% of another business entity, previously defined as a transaction, which entity desires to pursue the perceived advantages of a transaction with a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. We anticipate that we may be able to participate in only one potential business venture because at present we have only nominal assets and limited financial and personnel resources. Reference is made to the financial statements and the notes to the financial statements that are included as part of this Quarterly Report on Form 10-QSB. This lack of diversification should be considered a substantial risk to our investors.

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
- availability of information required under Rule 144 under the Securities Act of 1933, to permit the sale of eligible securities under the Act;
- compliance with applicable requirements of the NASD for the quotation of securities on the OTC Bulletin Board or other securities markets, as may be applicable;
- enhancing a company’s ability to secure debt and/or equity financing from financial institutions and third parties;
- creating market liquidity for the successor company’s securities; and
- compensation of key employees, officers, directors and individual consultants through stock options and stock incentives.

There are also certain perceived disadvantages that can result from being a reporting company under the Exchange Act, which include, among others, the following:

- requirement for audited financial statements on an annual basis which must be filed on a timely basis with the Securities and Exchange Commission;
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

We are subject to the reporting requirements under the Exchange Act. Included in these requirements is the requirement to file with the SEC the audited financial statements of the Company and the audited financial statements of an acquired target company on a consolidated basis within 60 days following the filing of a Current Report on Form 8-K reporting the transaction. The Form 8-K must be filed with the SEC within 15 days following entering into an agreement for a transaction. It is our intention to acquire or merge with a target company for which audited financial statements are available or for which we believe audited financial statements can be obtained within the required period of time. We further intend to reserve the right in any acquisition or merger documentation for the transaction to void the transaction if the audited financial statements are not timely available or if the audited financial statements provided do not conform in all material respects to the representations made by the target company.

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

Depending upon the target company's assets and liabilities, our present shareholders, Messrs. Craft, Rubin and Heiden, will hold a substantially lesser percentage ownership interest in the Company or any successor reporting entity following any transaction than at present.

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

To date, CRCS has paid on behalf of the Company expenses aggregating approximately $4,757 including incorporation and accounting expenses. We will not borrow any funds to make any payments to the Company's management, or their affiliate, CRCS. If CRCS ceases or becomes unable to continue to pay our operating expenses, however limited, we may not be able to continue to file with the SEC on a timely manner the Quarterly and other reports required under the Exchange Act, nor we will be able to effectively continue to search for an acquisition target with which to enter into a transaction. In such event, we would seek alternative sources of funds or services, primarily through the issuance of additional securities.

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
(ii) imposing certain restrictions on the timing and amount of the issuance of additional unrestricted shares; and
(iii) giving assurances of ongoing compliance with the Act, the Exchange Act, the General Rules and Regulations of the SEC and other applicable laws, rules and regulations.

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

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description
3 (i)	By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference herein)
3 (ii)	Articles of Incorporation (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference herein)
4	Specimen Stock Certificate (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference herein)
10 (i)	Service Agreement with CR Capital Services, Inc. (filed as Exhibit 10(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference herein)
10 (ii)	Lock-up Agreement (filed as Exhibit 10(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference herein)
10 (iii)	Stock Option Agreement (filed as Exhibit 10(iii) to the Company's Form 10-KSB, filed on February 2, 2001 and incorporated herein by reference herein)
13 (i)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed on February 2, 2001and incorporated herein by reference herein)
13 (ii)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed on May 3, 2001and incorporated herein by reference herein)
99 (ii)	Chapter 607.0850 of the Florida Statutes (filed as Exhibit 99(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference herein)

(b) Form 8-K.

During the quarter ended June 30, 2001, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Avenue Acquisition I Corp.

By: /s/ Thomas J. Craft, Jr.
Thomas J. Craft, Jr., President
Dated: June 30, 2001
West Palm Beach, FL