Form 10QSB
period 2001-09-30
FIFTH AVENUE ACQUISITION I CORP
filed 2001-10-11
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

Set forth below are the audited financial statements for the Company for the period ended September 30, 2001.

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
TABLE OF CONTENTS

Financial Statements for the period ended September 30, 2001 (Unaudited)
Balance Sheet	14
Statement of Operations	14
Statement of Changes in Stockholder's Equity (Deficit)	15
Statement of Cash Flows	15
Notes to Financial Statements	15

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS OF SEPTEMBER 30, 2001

	Sep. 30, 2001	Dec. 31, 2000
	(Unaudited)
ASSETS

Current Assets
Cash	$14	$522
Total Current Assets	$14	522
TOTAL ASSETS	$14	$522

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accrued Liability	$1,500	$1,500
Due to Related Party	2,307	2,307
TOTAL LIABILITIES	3,807	3,807

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value, 20,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Deficit accumulated during development stage	(4,793)	(4,285)
Total Stockholders' Equity (deficit)	(3,793)	(3,285)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14	$522
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED SEPTEMBER 30, 2001

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001	Cumulative Development Stage Amounts
Income	$0	$0	$0
Expenses
Administrative	36	508	4,793
Total expenses	36	508	4,793
NET LOSS	$(36)	$(508)	$(4,793)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 30, 2001

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001	Cumulative Development Stage Amounts
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$36	$508	$4,793
Increase in accrued liability	0	0	1,500
Net cash used in operating activities	(36)	(508)	(3,293)

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	0	0	1,000
Advanced from related party	0	0	2,307
Net cash provided by financing activities	0	1,500	3,307

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36)	(508)	14

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50	522	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14	$14	$14

Supplemental Disclosures of Cash Flow Information:
Taxes Paid	$0	$0	$0
Interest Paid	$0	$0	$0
See accompanying notes to financial statements.

FIFTH AVENUE ACQUISITION I CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

To date, CRCS has paid on behalf of the Company expenses aggregating approximately $4,793 including incorporation and accounting expenses. We will not borrow any funds to make any payments to the Company's management, or their affiliate, CRCS. If CRCS ceases or becomes unable to continue to pay our operating expenses, however limited, we may not be able to continue to file with the SEC on a timely manner the Quarterly and other reports required under the Exchange Act, nor we will be able to effectively continue to search for an acquisition target with which to enter into a transaction. In such event, we would seek alternative sources of funds or services, primarily through the issuance of additional securities.

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

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description
3 (i)	By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference herein)
3 (ii)	Articles of Incorporation (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference herein)
4	Specimen Stock Certificate (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference herein)
10 (i)	Service Agreement with CR Capital Services, Inc. (filed as Exhibit 10(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference herein)
10 (ii)	Lock-up Agreement (filed as Exhibit 10(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference herein)
10 (iii)	Stock Option Agreement (filed as Exhibit 10(iii) to the Company's Form 10-KSB, filed on February 2, 2001 and incorporated herein by reference herein)
13 (i)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed on February 2, 2001and incorporated herein by reference herein)
13 (ii)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed on May 3, 2001and June 30, 2001, filed on July 25, 2001 and incorporated herein by reference herein)
99 (ii)	Chapter 607.0850 of the Florida Statutes (filed as Exhibit 99(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference herein)

(b) Form 8-K.

During the quarter ended September 30, 2001, the Company filed a Reports on Form 8-K on August 6, 2001. Pursuant to an Agreement and Plan of Merger dated as of July 11, 2001, and effective as of August 3, 2001 (the "Agreement"), Fifth Avenue I (the "Registrant" ) and PlanetLink Communications, Inc., a Georgia corporation  ("PlanetLink") have agreed that the Registrant will merge into PlanetLink. The Agreement is attached as Exhibit 2.1 to such Form 8-K and is incorporated herewith by reference. Upon the consummation of the merger (the "Closing"), PlanetLink will become the successor reporting company under the Exchange Act. The Agreement was adopted by the unanimous consent of the Board of Directors of the Registrant and PlanetLink. Prior to and as a condition to the Closing, PlanetLink is required to deliver PlanetLink's audited financial statements for the years ended December 31, 1999 and 2000, which will be included in an amendment to the Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Avenue Acquisition I Corp.

By: /s/ Thomas J. Craft, Jr.
Thomas J. Craft, Jr., President
Dated: October 11, 2001
West Palm Beach, FL