Form 10KSB
period 2001-12-31
PLANETLINK COMMUNICATIONS INC
filed 2002-04-15
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

Commission File Number: 0-31763

PlanetLink Communications, Inc.
(Name of small business issuer in its charter)

Georgia	58-2466623
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5040 Rosewell Road, Suite 250, GA	30342
(Address of Principal Executive Offices)	(Zip Code)

(404) 781-0777
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Act:
None
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [  ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer’s revenues for its most recent fiscal year: $574,079

As of March 31, 2002, there were 9,254,643 shares of the issuer's Common Stock issued and outstanding. There is no active trading market in the shares of the Issuer’s common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 6,159,786 shares of the Issuer’s issued and outstanding common stock. 3,094,857 shares are held by non-affiliates.(*)

Documents incorporated by reference: The Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and the Annual Report to security holders for fiscal year ended December 31, 2000, incorporated in Part III, Item 13.

(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

PlanetLink Communications, Inc., a development stage company, was incorporated in May 1999 for the purpose of providing international telecommunications and wireless services principally in Georgia. Pursuant to the deregulation of the local telephone market PlanetLink's started to offer local telephone service and emphasized the building of a community-based telecommunications services company that possessed an understanding of the diversity of the domestic communities it served. Beginning at the end of 1999 and during 2000, PlanetLink was confronted with decreasing profit margin in reselling local telephone services and commencing in 2001 we decided to cease selling local telephone service. We have refocused our business model on selling long-distance telephone service, which we believe will yield higher profit margins. At present, we generate revenues primarily by providing the following products and services:
- long-distance telephone services as a re-seller in the Southeastern United States;
- providing television services through our satellite EchoStar dealer operations; and
- providing residential and business Internet access.

On October 1, 1999, we entered into an exclusive agreement with DirecTV, a division of Hughes Electronics, to provide digital satellite television service in the nine southeastern territories of BellSouth. The agreement provided for promotional support from DirecTV as well as co-op dollars to support advertisement campaigns. We launched our DirecTV operations in March 2000, and we believed DirecTV had the potential competitive advantages to be a significant provider of the products and services for our customers. We started expanding our DirecTV sales operation across the Southeastern United States.  In March 2000, we conducted test sales in the Nashville, Tennessee area which indicated a strong demand and the potential effectiveness of our marketing of DirecTV units through independent sales associates. We began recruitment initiatives for sales and marketing associates across the Southeastern United States for our DirecTV satellite service.

In October 2000, in an effort to increase our gross profit margins, we decided to terminate our contract with DirecTV, and we entered into a new distribution agreement with EchoStar Satellite Corporation ("EchoStar"), which agreement is attached hereto as exhibit 10.2 (i). This allowed us to increase our gross profit margins from $243 to $880 per system sold. EchoStar also provides Broadband Internet access through its Satellite systems, which we also offer to our customers.  Our marketing plan provides for adding retail Communication Centers in major malls and high traffic areas throughout the Southeastern United States. PlanetLink's distribution agreement with EchoStar is exclusive for the Southeast region of the United States. See "Description of Properties" below

In December 1999, we created placenta.net as our Internet access division  to  provide a telecommunication package to our customers and compete with BellSouth telecommunication products and services.

In April 2000, we entered into agreement with Eagle Research, a division of Cox Enterprise, to conduct a market research study in an effort to develop a marketing strategy to market our range of products and services. During the third quarter of 2001, we received the study from Eagle Research and as a result of this market research study, we adjusted our business strategy to focus more on the distribution of satellite related products and services, which industry we believe is at the beginning of its life cycle and therefore provides for high profit margins.

Status of Recent Developments and Public Announcements

At present, we are in the process of finishing the beta testing of our live demo satellite retail units in two major malls in Atlanta. We also opened two additional retail kiosks in October 2001. In addition, we plan to open 26 additional retail kiosk during the year 2002. Two of these additional retail kiosks will be located in the metropolitan area of Atlanta, and 24 retail kiosks will be located in markets in the Southeast of the United States.

Industry Overview

The businesses we operate in are part of the telecommunication industry. The telecommunication industry has become a driving force in the U.S. economy. While our management expects the telecommunication industry to continue to grow and market demand increasing for telecommunication products and services, there can be no assurances regarding the size of such demand or that PlanetLink will be benefit and be selected to provide products and services in response to such demand by consumer and businesses.
The Telecommunications Act of 1996 was passed principally to foster competition in the telecommunications markets. The Telecommunications Act imposes a variety of duties upon the traditional local telephone company providers, which are commonly referred to in the telecommunications industry as incumbent local exchange carriers, or ILECs, including the duty to provide other communications companies with access to their network elements on an unbundled basis at any feasible point, at rates and on terms and conditions that are just, reasonable and nondiscriminatory. The Telecommunications Act also establishes procedures under which the Bell operating companies, also know as traditional local telephone companies, will be allowed to handle long distance calls originating from within their telephone service area and terminating outside their area.

Long Distance Telephone Market. The long Distance Telephone Market has historically been served by public switched telephone networks (PSTN) which operate on dedicated transmission circuits utilizing lines established for that purpose. The Internet, on the other hand, was originally developed to transmit computer data and operates therefore on a different system and is based on a transmission method referred to Internet protocol, or IP. However, technological advances have made it possible for audio and video signals such as pictures to be transmitted over the Internet using IP. These advances have established the Internet as a powerful communications medium because of its versatility and cost. A user only pays for the cost of a local telephone call, which connects into the Internet.

Direct Broadcast Satellite Market. The home entertainment and video programming industry continues to develop competitive alternatives and consumer choices. The major choices in the industry are: television cable systems, direct-to-home satellite service (including EchoStar), wireless cable systems, and broadcast television. There are other competitors in the field, such as Internet video providers, home video sales and rentals, and even local telephone companies that provide cable access. The cable system providers have continued to grow and dominate this industry in terms of subscriber penetration, the number of programming services available, audience ratings and expenditures on programming. However, for non-cable systems, direct broadcast satellite, such as EchoStar and DirecTV, among other providers, dominate the delivery of multi-channel video programming distribution systems. Technological advances are rapidly occurring that permit all of these various system providers to increase both - quantity of service (i.e., an increased number of channels using the same amount of bandwidth or spectrum space), and - types of offering (i.e., interactive services). In addition, operators and distributors are developing and deploying advanced technologies, especially digital compression, in order to deliver additional video options and other services, such as Internet access and telephony to their customers.

The North American direct broadcast satellite market represents a large niche market for potential customers.

The satellite delivered digital television market in the United States was lead by Hughes Electronics' DirecTV subsidiary in 1994 with the launch of high-powered Digital Broadcast Satellites ("DBS"), that brought hundreds of channels of digital television programming to subscribers by use of a mini-satellite dish and a set top box. Since then, DBS has grown rapidly and has become the most successful product launch in consumer electronics history. At present, over 14 million U.S. homes subscribe to a DBS service, of which DirecTV has over a 60% share. According to the Yankee Group, U.S. satellite delivered digital television subscribers are projected to reach 17.3 million in 2001 and 25 million by year-end 2005.

Our goal is to become a significant provider of  direct-to-home satellite products and services, using products and services that are available in the marketplace, to the North American direct-to-home satellite marketplace and principally in our Southeastern US region. We believe that today's direct-to-home satellite market offers us a very good business opportunity based on the following reasons:
- Advances in communications and information technology have created a large demand for new state-of-the-art services such as digital satellite television,
- Regulatory changes in the United States authorizing the provision of digital satellite television services has given television viewers the opportunity to choose the provider of their television programming based on quality of signal, cost and variety of programming,
- Our marketing program focuses on that choice and the benefits of using satellite television programming over cable programming,
- There exists a significant percentage of households that are not served or are under-served by either cable television providers or digital satellite television program providers, and
- To date, digital satellite television program providers have focused primarily on the single family residence market because of the lower cost of deployment and fewer technical difficulties than those incurred in multi-dwelling unit properties.

Internet Access Market. Internet access is one of the fastest growing markets in the telecommunications industry. Data communication capabilities provided by the Internet allow medium-sized and small businesses to streamline e-commerce and communications among employees, customers and suppliers. To fully take advantage of the efficiency provided by the Internet's capabilities, we believe that businesses will increase their Internet connectivity. We also expect the demand for Internet access to increase as an increasing number of individuals and business work in remote offices or from their homes. In addition, we expect increasing consumer demand for higher access speeds to the Internet. Traditionally, individuals and business have relied primarily on low-speed Internet access using existing telephone lines. Most telephone networks today are fiber optic, capable of high-capacity and high-speed transporting of data. However, the portion of the networks that ultimately connects to the customer homes and businesses, commonly referred to as the "local loop" or "last mile," generally is narrowband copper wire with service speeds limited to 56- 128 Kbps. This limitation currently constrains the capacity and speed of the Internet to most users. Broadband Internet access is poised to become an area of explosive growth. Interactive broadband services are the key to unleashing the full power of the Internet and delivering multimedia content. According to market research and the analysis firm Pioneer Consulting, the broadband Internet market will be worth between $20 billion and $30 billion by 2005. As a result, we believe that users are seeking affordable higher-speed Internet access alternatives. In 2001, we started to offer satellite based high-speed Internet access to our customers. We believe we are well positioned to meet the needs of our residential and business customers in our Southeastern U.S. market.

Management believes that in all three markets described above, it is critical to PlanetLink's success to deliver the highest quality of products, services and customer care in the most cost effective manner possible in order to focus its capital resources on acquiring new customers that will enable the company to generate positive cash flow. The Company intends to capture market share through acquisition of existing service providers, internal growth through system deployments and other strategic business relationships. See Business Objective and Strategy below.

Business Objective and Strategy

Business Objective. Our primary business objective is to become a leading reseller of long-distance residential and business telephone services in the Southeast United States market, a leading reseller of satellite based consumer products and services including EchoStar television satellite systems, and a provider of high-speed satellite based Internet access to our customers. Our strategy is to distinguish our products and services from other competitors such as BellSouth to emphasize the superior quality of our products and services which we can deliver at more competitive pricing to our customers. We also intend to further increase our market share in the market for long-distance telephone service by acquiring major corporate client accounts as part of our public relations strategy. Our marketing strategy will target both business and residential customers. With a direct marketing strategy through regional manager as well as through kiosk locations in major malls, we achieve direct access to our potential consumer and continue to provide customized services to the end user of our products and services. We developed a retail concept with a unique design of our retail kiosk units, for which we filed a patent, through which we sell our products and services. We filed a patent for the retail design concept with the United States Patent and Trademark Office.

Continued Focus on Products with Attractive Growth Prospects in Attractive Markets. We developed a distribution network through independent contractors (Regional Managers) and kiosk retail locations throughout the Southeastern states. We believe that our marketing program will enable us to reach approximately 850,000 residential customers and 253,000 small business customers in the Southeastern US.

We believe that our EchoStar's satellite service has the potential to play a significant role in enhancing our competitive position for all of the products and services we offer to our consumers. We plan to expand our EchoStar sales operation across the Southeastern United States by the end of  2001. We will focus on positioning ourselves to become a dominant retailer of other satellite technology products.

Achieve Significant Operating Efficiencies. We believe we can continue to achieve operating efficiencies resulting in enhanced revenue opportunities, cost savings and improved cash flow through:
- cross-selling our products and services across broader distribution channels and customer network that we have developed or will develop through acquisitions,
- consolidating our operating costs and achieving purchasing economies of scale with our long-distance telephone exchange carriers,
- improving our customer acquisition operations, and
- lowering working capital requirements by optimizing our accounts receivable collection period.

Increasing Customer Base. We are pursuing our goal of increasing our customer base and attracting new customers by:
- providing products and services to our customers at very competitive prices,
- assisting our customers in being able to quickly adapt to changes in consumer preferences and changes in the telecommunication marketplace, and
- offering our customer a wide variety of support services typical of those offered by large telecommunication providers to their customers. See the discussions under "Pricing of our Products and Services" below. We will develop a franchise program for our retail stores to increase our customer base.

Pursue Strategic Acquisition. Consolidation trends in markets we operate in may present opportunities for strategic acquisitions by PlanetLink. While we have no acquisitions planned at the present, by becoming a public reporting company, we believe, will facilitate our ability to pursue acquisitions. Our criteria for strategic acquisitions will be to pursue well-run, established telecommunications retailers, installation companies, long-distance telephone service providers with capacities to accommodate growth, that complement our existing operations, and that are able to achieve an acceptable return on our investment. We will also commit our capital resources as we deem appropriate to increase the efficiency and productivity of our business operations.
Potential acquisition candidates are evaluated based upon our ability to:
- expand our customer base and improving our customer relationships,
- market new products and services through new or expanded distribution channels,
- increase utilization of our existing distribution capacity,
- generate cost savings,
- add to our technology portfolio, and
- open new market opportunities.

Implement an integrated Internet strategy. Through our Internet division, we are focused on providing a suite of Internet-related services, including satellite based Internet access. Increasing demand for Internet services presents opportunities to market our Internet-related services such as Internet application services. We plan to expand our Internet access services by offering our customer a package of long-distance telephone service, direct broadcasting satellite service and Internet access service trough satellite. We believe that our ability to provide such a telecommunication service package to our customer at competitive prices differentiates us from our competitors.

Build experienced and local management team. We have assembled a strong management team that we believe has the necessary management and telecommunications experience for us to achieve our business objective and strategic goals. Our senior management collectively has over 15 years of telecommunications industry experience, which we combine with experienced regional management teams familiar with the local communities and businesses that we serve. In each of our regional markets in the Southeastern United States, we have hired local management teams with broad telecommunications industry experience.

PlanetLink's Operations and Support Customer Service Center

Our customer service center is designed to provide our customers with complete service and support. Customer service representatives are available 24 hours a day, 7 days a week in order to answer inquiries generated by our marketing initiatives, as well as to support existing customers. Customer service representatives are trained to answer a broad range of inquiries from prospective customers relating to service, pricing, and optional features of our products and services. In addition to competitive rates and a wide variety of products, we are able to offer business customers a highly specialized direct bill summary package that includes call summaries by account code, department, employee, project, client, area code, country code, and time-of-day. Customer call management reports are available in a variety of formats including electronic formats. Our call center and technical support center are equipped with state-of-the-art computer and telecommunications technology. Incoming calls are managed with the help of an automatic call distributor and an automated attendant. This system allows for management of call queue time, the formation of distinct work groups for different projects, and on-line monitoring of customer service calls for quality assurance purposes.

Billing and Information Systems. We have dedicated substantial resources to our management information systems. Our information systems enables us to monitor and respond to the evolving needs of our customers by:
- developing new and customized services,
- provide sophisticated billing information that can be tailored to meet the requirements of our customer base,
- provide high quality customer service,
- detect and minimize fraud,
- verify receivables from customers and payables to suppliers, and
- integrate additions to our customer base.

Our billing information systems and services also allows us to provide direct bills to customers in a paper format and electronically through the Internet.

Strategic Alliances and Carrier Agreements. We have executed strategic agreements with Ultrabrowser Inc., a Georgia corporation, for voice and data carrier services, EchoStar for our direct broadcast satellite service, and Starband, a subsidiary of EchoStar, for satellite based Internet access services.

Pricing of our Products and Services

Long-Distance Telephone Service. The pricing of our long-distance business depends largely on our costs per minute, which we buy in bulk at wholesale prices based upon our volume of minutes purchased from exchange carriers. This may limit our flexibility in pricing our long-distance telephone service. However, one of our primary business strategies is to achieve a higher profit margin than our competitors, which we believe we can achieve through cost and operating efficiencies.
Our regional manager are compensated by us primarily by a flat rate "sign on" commission and a variable residual commission calculated as a percentage of the monthly telephone billings of the customers introduced by them to us. Our long distance services, which we started offering October 1, 2001, will be priced at a flat rate of $34.99 per month for 1,500 minutes for residential customer and a flat rate of $69.99 for 1,500 minutes for business customers.

Direct Broadcast Satellite Pricing. We generate $880 in gross revenues per EchoStar satellite unit sold. We also receive a monthly royalty of $2 per customer from EchoStar. Our current installation fee for satellite units is $100, which we receive from EchoStar.

Internet Access Pricing. We offer our satellite based Internet access for $69 a month and $788 in one time installation fees.

The fees that we charge our customers may be subject to changes by us in response to changing market conditions.

Sources and Availability of our Products and Services offered and Names of Our Principal Suppliers

Long-Distance Telephone Service.
We provide long-distance telephone services to business and residential consumers in Georgia and the Southeastern United States. As a reseller of long-distance telephone service, we purchase on a wholesale basis long-distance minutes service from Ultrabrowser, Inc., a Georgia corporation, our primary long-distance provider, which minutes we resell to our customers. The long-distance exchange carrier does not have any contact with our customers. Our agreement with our exchange carrier is subject to rate adjustments. Therefore, we may be exposed to volatility in our gross margins over both the short and long-term. We may be limited in our ability to pass on price increases to our customers because of the competitive business environment in the long-distance telephone market, which we expect to continue to be competitive especially based upon price.

Direct Broadcast Satellite Service.
We provide digital satellite television services to residential customers within our market in Georgia and Southeastern United States. In October 2000, we entered into an agreement with EchoStar which allows us to market up to 185 channels of its Direct Broadcast Satellite programming to our subscribers. We are paid a commission by EchoStar for each subscriber that purchases our satellite programming package and we also receive equipment and marketing subsidies. We believe these subsidies materially reduce our customer acquisition costs. We have been providing our digital satellite television services in the United States since November 1999. As of December 31, 2001, we had approximately 1,000 subscribers throughout Georgia and the Southeast.

Satellite Internet access. We provide digital satellite based Internet access through Starband, a subsidiary of EchoStar, to residential and business customers. In August 2001, we entered into an agreement with Starband which allows us to market their satellite based Internet access to our customers throughout the Southeastern United States.

Customer Base and Principal Markets, Dependence on One or Few Major Customers

Long Distance Telephone Customer.
We currently have approximately 5,000 potential residential and 100 potential business customer, which we used to provide local telephone service, in Georgia and the Southeastern United States. We intent to sell our long distance service to those customers with which we have or had a relationship. We are not dependent upon any single customer, and for the year ended December 31, 2001, no customer accounted for more than 10% of our sales. We have an agreement for resale of long-distance telephone service to business and residential telephone customers with Ultrabrowser, Inc., a Georgia corporation. Ultrabrowser, Inc., our carrier, does not require any minimum purchase requirements by dollar or minutes. Our agreement with Ultrabrowser Inc. is subject to rate adjustments.

EchoStar Customers.
As of December 31, 2001, we had 1,000 EchoStar customers and related service agreements. We are not dependent upon any single customer, and for the year ended December 31, 2001, no customer accounted for more than 10% of our sales. We have a service agreement for resale of EchoStar products and services. EchoStar does not require any minimum purchase requirements by dollar or amount and category of products and services. Under our agreement with EchoStar, which commenced in October 2000, we may not market and sell direct-to-home satellite broadcast services of any other direct broadcasting satellite provider. Consequently, we are dependent on EchoStar as our provider for satellite equipment and services to our customers. We cannot control events at EchoStar, and there are events that could adversely affect us.  The satellite communications and programming industry is regulated and regulations may be enacted that could have an adverse effect on our products and services. Termination of our contract with EchoStar would have a material adverse effect on us. Reference is made to the discussion under "Risk Factors" below.

Internet Access Customer.
As of December 31, 2001, we had 40 satellite broadband customer. We have no major customer that we depend on. Our customer base, we believe, is broad and provides us with a base to increase sales and expand customer relationships, which we believe shall serve to reduce any potential exposure to any particular customer. We are not dependent upon any single customer, and for the year ended December 31, 2001, no customer accounted for more than 10% of our sales.

Competitive Business Conditions and our Position in the Industry

The telecommunications industry is highly competitive and affected by rapid regulatory and technological change. We believe that the principal competitive factors in the businesses we operate include pricing, customer service, network quality, service offerings and the flexibility to adapt to changing market conditions. Our future success will depend in part upon our ability to compete with AT&T, MCI WorldCom, Sprint and other carriers (including BellSouth and other regional Bell operating companies when approved to enter our long distance market) and other long distance resellers within our market in Georgia and the Southeastern US. We also must compete with other distributors of direct broadcasting satellite services who offer services from DirecTV. In the Internet access market, we must compete with such established providers as America Online, EarthLink, AT&T, BellSouth and other national and local Internet service providers, virtually all of which have considerably greater financial and other resources than we have. As a result, these competitors may be better able to withstand a change in market conditions within the telecommunication industry throughout the economy as a whole. These competitors may also be able to maintain significantly greater operating and financial flexibility than we can. While the consumer market in the markets we operate represents 97%, we focus on both the consumer and residential markets.

Competition in the Long-Distance Telephone Market.
We operate in a very competitive long-distance telephone market, which exists throughout the United States. Competition may adversely effect our ability to increase our customer base and generate revenues. The barriers to entry the reseller market of long-distance telephone service are relatively low in that the initial capital investment required to enter this market is minimal. Therefore, there are a many relatively small, local businesses who resell long-distance telephone service in every market include our market in Georgia and the Southeastern United States. These small resellers typically focus on a single city or geographic area. Although the geographic range of these small resellers is limited, many of these companies are very competitive in their rates and fees for long-distance telephone services. There are many resellers in our market and some have far greater financial resources and longer operating histories than we have. In addition, we face competition from local exchange carriers such as Bell South, who also offer long-distance telephone service to their own customers.

Competition in the Direct Broadcasting Satellite Market.
Satellite television faces competition from several sources, such as traditional hard-wire cable companies, traditional satellite receivers, direct broadcast satellites, wireless cable, and other alternative methods of distributing and receiving television transmissions. Further, premium movie services offered by cable and satellite television systems have encountered significant competition from the home VCR and DVD industry. In areas where terrestrial air broadcast signals can be received without cable access, cable television systems have also experienced competition from the availability of broadcast signals generally and have found market penetration more difficult. We do not have significant market share in our market in Georgia and the Southeastern United States. Our competitors in each of our existing and future markets may provide bundled packages of communication services such as cable services, including local, long distance and digital subscriber line services, that compete directly with the services we now offer or may offer in the future.

The resale of satellite television services is highly competitive, and we expect competition to intensify in the future. The subscription television business is also highly competitive, and many of our competitors have significantly greater resources and channel capacity than we have. Our primary competition in the subscription television market is from cable television provided by such major operators as AT&T Broadband & Internet Services (formerly TeleCommunications, Inc.) and Time Warner Entertainment. Cable companies generally are well established and known to our potential customers and have significantly greater financial and other resources than we have. In addition, these competitors are also bundling additional services with their cable TV services, such as high-speed Internet access and content, to enhance their products and services.

Direct Broadcast Satellite ("DBS") service is available from DirecTV and EchoStar Communications. We compete with many retail distributors of DirecTV. In November 1999, Congress enacted legislation allowing DBS providers to offer local television stations. We do not expect DBS providers to offer local stations into a majority of our existing local markets for some time, if at all, because of the size of these markets. However, the growth of DBS service has been significant since it was first launched, and we expect that the DBS service providers will continue to be significant competitors for subscription television customers.

Competition in the Internet Access Market.
The Internet access market is highly competitive. We face competition from many Internet access and Internet service providers ("ISP") with significantly greater financial resources, well-established brand names and large, existing customer bases. ISPs provide Internet access as well as content to residential and business customers. These companies can provide Internet access over local exchange carriers (LEC) networks at or below ISDN speeds, offer digital subscriber line ("DSL") using their own DSL services, or DSL services offered by LECs and others. ISPs have significant and sometimes nationwide marketing presence which they combine with strategic or commercial alliances. Significant ISPs include America Online ("AOL"), Microsoft-MSN, EarthLink and PSINet. All of those competitors may enter into the business of offering satellite based Internet access, which we offer and which at this time, is dominated by providers like DirecTV.

Methods of Competition

We believe we have the following competitive advantages:

Established Position in Attractive Niche Market.  We enjoy a strong position in our niche market in the metropolitan area of Atlanta, Georgia. We believe that urban consumers represent a unique and powerful market segment critical to our success and will represent the cornerstone for our market penetration. Based upon demographic developments, indicating a growing urban population in Georgia, and the cities in the Southeastern United States, we believe that the middle-income segment of this population will represent a main targeted market for our products and services. Middle-income population including urban minorities currently represent a majority of our sales force. We intend to continue to aggressively pursue our marketing and sales efforts in the urban middle-income population including minorities, that we believe have not been the focus of our competitors. We believe our strong position, technological expertise and strong customer relationships provide us with significant advantages in the development of our target markets.

Building a PlanetLink Brand Identity and Awareness.
We intend to build brand identity through the quality, convenience and value of our products and services we offer. We also intend to aggressively market our services through direct marketing in our target communities, promotions and advertising, as a means to further establish brand-name recognition. We plan to develop a franchise program for our retail stores, for which design concept we filed a patent with the United States Patent and Trademark office.

Branding Strategy. Part of our strategy is to provide our customer with the opportunity to enjoy live product demonstration during their buying process, which includes the demonstration of the features of our products and services. This method has been proven to be effective in demonstrating the technical superiority of satellite enabled products and services.

Provide a Superior Customer and Technical Services.
We are committed to providing our customers with a superior experience in all aspects of our services. Our customer support and services operate a on a 24-7 basis and designed to ensure our customers satisfaction within our urban markets in Atlanta, Georgia and the Southeastern US.

Expand Existing Market and Enter New Geographic Markets.
We plan to increase revenues and realize economies of scale by aggressively expanding into new metropolitan markets and increasing penetration in our existing markets. We believe that we can achieve competitive cost advantages in our target markets through the combination of competitive pricing and and superior customer service. As of December 31, 2001, we have and had approximately 100 small business and approximately 5,000 residential customers for our products and services. We expect to have increasing customer growth during the remainder of 2001 and into 2002.

Strong Customer Relationships. Our service teams work closely with our customers to satisfy current and anticipated future needs. Our relationships with our customers resulted in a reputation for quality. We have been doing business for over 2 years and have on-going relationships with customers since our inception.

Broad Product Offerings and Diverse Customer Base. Our products and services include long-distance telephone service, direct broadcast satellite television service and satellite based Internet access. We offer our services as a package and separately so that our customers have alternatives based upon their needs with the option to expand the products and services that we provide.

Proven Management Team. Our strong management team, led by Kayode A. Aladesuyi, has over 7 years of experience in the resale telecommunication industry. Current members of management own approximately 62% of our equity. As part of our management philosophy we seek to foster an entrepreneurial environment and equity participation, which empowers employees and encourages and rewards individual initiative. We believe that our management philosophy has been successful in generating strong growth and will result in our profitability. Since our inception in May 1999 to December 31, 2001, we increased our sales to $601,176 through internal growth. As a reporting company under the Exchange Act, we intend to utilize our securities including stock options and other incentives for employees and to raise capital.

Employee Relations

PlanetLink's management believes that relations with its 18 full-time employees are excellent, including two full-time executive officers. We also have 4 part-time employees. We are not a party to any collective bargaining agreements, nor are we aware of any pending union petitions related to our employees. Upon opening of six additional retail locations by the end of October, we plan to increase our staff to 34 full-time and 10 part-time employees.

Government Regulation

The products and services we offer are subject to varying degrees of federal, state and local regulation. Future regulations and legislation may be less favorable to us and our business operations than current regulation and legislation. In addition, we may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.

Communications Regulation. The Telecommunications Act of 1996 substantially departed from prior legislation applicable to the telecommunications industry by establishing local telecommunications competition as a national policy. The Telecommunications Act removed state regulatory barriers to competition and overruled state and local laws restricting competition for telecommunications services. In general, by accelerating competitive entry into the telecommunications market, including long-distance telephone market and Internet access such as DSL services offered by competitive carriers, the Telecommunications Act established a market structure in which the network infrastructure and services we purchase are now available from a variety of providers in addition to incumbent telephone companies. As a result, our business options and choice of vendors, along with the quality and price of services we buy from telecommunications carriers, are becoming more favorable and yet are substantially dependent on successful implementation of the Telecommunications Act by the FCC and other regulatory agencies.

While the Telecommunications Act is self-executing, the FCC has also issued a variety of regulations upon which we and other competitors rely. We believe that the FCC's regulations and decisions have generally favored overall competition and the wide availability of long-distance telephone connectivity which we purchase in order to resell such services to our customers. However, in the future, these regulations and decision may be appealed by one or more Bell companies, among others, which may lead to uncertainty and delays in implementation of regulations favorable to us, or which may adversely affect our business and financial prospects.

In November 1998, the FCC ruled that DSL services provided as dedicated access services in connection with Internet access are interstate services subject to the FCC's jurisdiction. Since early 1998, the FCC has been considering broad issues related to competition in the advanced services market. Several former Bell companies petitioned the FCC to be relieved of certain regulatory requirements applicable to their own DSL services, including obligations to unbundle DSL facilities and services, and to resell DSL connectivity to companies like ours. In October 1998, the FCC denied the former Bells' petitions, ruling that DSL services are telecommunications services subject to the unbundling and resale requirements of the Telecommunications Act. These decisions favored competition among our last-mile suppliers. However, they are subject to appeal. The final outcome of such appeals, along with subsequent FCC proceedings interpreting the requirements of the Telecommunications Act could significantly affect our business.

Most recently, on December 9, 1999, the FCC mandated line sharing, which allows a competitive carrier to simultaneously provide DSL-based services over the same telephone line being used by the incumbent carriers for basic telephone service. Prior to the line sharing decision, only the incumbent carrier could provide broadband service on the existing line. Line sharing removed a significant barrier to competition among our suppliers. The line sharing decision also addressed the control of technical standards for the DSL solutions that we purchase from our last mile suppliers. The line sharing decision removed the discretion that many incumbent carriers had exercised to prevent the operation of some DSL technologies on their local telephone loops. Under the FCC's ruling, a DSL provider may now select any DSL technology it wishes so long as the technology (i) complies with existing industry standards, (ii) is approved by an industry standards body, the FCC, or any state commission, or (iii) has been successfully deployed by any carrier without significantly degrading the performance of other services.

For several years, traditional telecommunications carriers have argued that the FCC should repeal rules treating Internet service providers as unregulated providers of enhanced information services. Under this regulatory paradigm, Internet service providers have been subject to a lesser degree of regulation and taxation than traditional telephone service providers which is favorable to us. The FCC has to date resisted all efforts to modify the unregulated treatment of Internet service providers. However, there may be increased legal and political pressure on the FCC to modify these policies. While there is no indication that a major change in the FCC's policies is imminent, the imposition on Internet service providers of access charges, universal service fees and other elements of traditional telecommunications regulation would require us to review and possibly change our financial and business models.

The Effects of New Federal Satellite Television Legislation on Our Business Is Unclear. On November 29, 1999, the President signed the Satellite Home Viewer Improvement Act of 1999. The Act contains provisions that will be phased in over time. In addition, the FCC and other federal agencies have undertaken rulemakings and studies in connection with this legislation. Therefore, we cannot predict the effect of this new law on our business at this time. The Act resolves many of the issues involved in years of litigation between the networks and the direct broadcast satellite industry regarding retransmission of network programming to direct broadcast satellite subscribers. Generally, it also preserves the industry's right to retransmit distant network programming to subscribers in "unserved" areas. It also extends through December 31, 2004 the statutory right, for a copyright royalty fee, of the industry to retransmit independent programming -so-called superstations - to subscribers as "distant" signals. Further, satellite carriers will be required to deliver signals only to households that cannot clearly receive over-the-air network signals with a rooftop antenna. Among other things, the Act directs the FCC to take actions to prescribe the picture quality standard that the FCC uses to predict what households do not receive a strong enough network broadcast signal over-the-air and therefore are eligible to receive distant network signals. The FCC has initiated a rulemaking proceeding to consider this standard. The effect on our business of these FCC actions and other studies and rulemakings that the FCC will undertake cannot be predicted at this time.

Internet Content Regulation. Government regulation of communications and commerce on the Internet varies greatly from country to country. The United States has not adopted many laws and regulations applicable to online communications and commerce. However, it is possible that a number of laws and regulations may be adopted covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, gaming, intellectual property rights, enforceability of contracts and information security.

Recently, sections of the Communications Decency Act of 1996 (the "CDA") that proposed criminal penalties for distributing indecent material to minors over the Internet were held to be unconstitutional. Other provisions of the CDA remain in effect, however, and Congress has since passed the Child Online Protection Act ("COPA")  in an effort to remedy the deficiencies the Supreme Court identified in the CDA. It is unclear whether COPA will survive constitutional challenges that have been raised. However, indecency legislation and other government efforts to regulate Internet content could subject us or our customers to potential liability, which in turn could affect our business. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our services or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations, and financial condition. Likewise, the applicability to the Internet of traditional property ownership, copyright, taxation, libel and obscenity law is uncertain.

Likewise, the impact of ongoing discussions of privacy issues and the Internet remains uncertain. Several U.S. states have proposed, and the European Union has adopted, limitations on the use of personal information gathered online. Pursuant to negotiations with the European Union and the United States, the United States may decide to adopt restrictive laws on the subject of privacy. The Federal Trade Commission (the "FTC") has initiated action and obtained a consent decree against at least one online service provider regarding the manner in which personal information is collected from users and provided to third parties. In 1998, Congress enacted the Child Online Privacy Protection Act ("COPPA") protecting the privacy of children on the Internet and limiting the information that can be collected from and disseminated to children over the Internet without parental consent. The FTC promulgated broad new rules implementing COPPA in late 1999. Changes to existing laws or the passage of new laws intended to address online privacy and related issues may create uncertainty in the marketplace or could affect the manner in which we do business.

We may also be subject to claims for defamation, negligence, copyright or trademark infringement (including contributory infringement) based upon information available through our Internet sites, including content created by third parties. Although recent federal legislation protects online services from some claims, the law in this area remains in flux and varies by jurisdiction. It is not possible to develop a business plan that can definitively protect us against liability for our Internet content, including content on our sites that we have not written or created. This uncertainty is likely to prevail for some time, as the laws continue to develop.

Costs and Effects of Compliance with Federal and Sate Regulations. We believe we are in substantial compliance with all applicable laws and regulations and these laws and regulations have not had any material adverse effect on our ability to operate our business. Changes in existing laws or regulations, or in their interpretation, or the adoption of any additional laws or regulations, could have a material adverse effect on our business. A substantial portion of the market for our services are urban consumers who have been disconnected from time-to-time by their telephone service carrier for nonpayment of long-distance service. Several states are examining the billing policies of these carriers which permit them to disconnect their customers for nonpayment of long-distance services. A change in this policy may have an adverse impact on our earnings and our ability to attract and retain customers.

Proprietary Rights, Trademarks and Licenses

We have filed one patent with the United States Patent and Trademark Office regarding the design of our retail units.

RISK FACTORS

You Should Carefully Consider The Following Risk Factors and Other Information in this Form 10-KSB before Investing in PlanetLink's Common Stock.

INDUSTRY RISK

Competition; the Competitive Landscape Changes Constantly
We operate in a very competitive business environment involving the telecommunications industry. Competition in telecommunications may affect our ability to increase our customer base and generate revenues. The barriers to entry in the markets in which we operate, long-distance telephone service, direct broadcasting satellite television service, and Internet access, are relatively low in that the initial capital investment required to enter these markets is minimal. Therefore, there are a large number of small businesses, many of them local, who resell long-distance, DBS and Internet access services to consumers. These small businesses typically focus on a single city or relatively limited area. Although the geographic range of these types of competitors is limited, many of these companies are fiercely competitive with us in their fees for services and some of these companies have greater financial resources and longer operating history than we do. In addition, we face increasing competition from formerly local-distance exchange carriers, such as the Bell companies, which have begun offering long-distance telephone service to their customers. These local service carriers have far more resources than we do, and will generally have lower marketing and operational costs, thus allowing them to price their long-distance telephone services at rates that may be lower than the rates we charge our customers.
Our direct broadcast satellite business faces competition from other current or potential multi-channel programming distributors, including other direct broadcast satellite operators, direct-to-home distributors, cable operators, wireless cable operators, Internet and local and long-distance telephone companies, which may be able to offer more competitive packages or pricing than we or EchoStar can provide. In addition, the direct broadcast satellite industry is still evolving and recent or future competitive developments could adversely affect us.

Regulations Could Adversely Affect us
As a distributor for direct broadcast satellite operators and and a reseller of long-distance telephone service, we are not directly subject to rate regulation or certification requirements by the Federal Communications Commission ("FCC") or state public utility commissions because we are not engaged in the provision of common carrier services. However, the communications service providers for whom we act as a sales agent are subject to varying degrees of federal, state and local regulation. Many aspects of regulation at the federal, state and local levels currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies, the results of which we are unable to predict. The United States Congress and the FCC have in the past, and may in the future, adopt new laws, regulations and policies regarding a wide variety of matters, including rulemaking to implement provisions of the Telecommunications Act of 1996 ("Telecom Act"), that could, directly or indirectly, affect the operation of our business. Our business prospects could be materially adversely effected (1) by the application of current FCC rules or policies in a manner leading to a change in the regulatory status of our satellite television and telecommunications operations, (2) by the adoption of new laws, policies or regulations, (3) by changes in existing laws, policies or regulations, including changes to their interpretations or applications, that modify the present regulatory environment, or (4) by the failure of certain rules or policies to change in the manner anticipated by us.

Low Margin Business, Increasing Competition and Margin Pressure
The telecommunication industry in which we operate is typically characterized by strong competition and low profit margins. As a result, our results of operations are sensitive to, and may be materially adversely impacted by, among other things, competitive pricing pressures, regulatory changes and changes in consumer preferences.

The industry we operate in is undergoing a change as producers, manufacturers, distributors and resellers seek to lower costs and increase services in an increasingly competitive environment. While the telecommunication industry has recently been confronted by relatively volatile demand, resulting in increasing pressure on the industry's already low profit margins, it is expected that in the long-term the demand for telecommunication products and services will grow faster than the economy. Nevertheless, in response to recent declines in demand for telecommunication products and services, we will pursue a multi-faceted strategy that includes various cost savings and value-added initiatives, such as bundling our telecommunications products and services, and pursuing growth in revenues through strategic acquisitions and alliances. We believe that our ultimate success will depend on our ability to pursue and execute these strategic initiatives, continue efforts in reducing costs and enhancing operating margins. Any significant delay or failure in the implementation of these strategic initiatives could result in diminished sales and operating margins or failure to sustain growth a present levels. No assurance can be given that our strategic initiatives, if implemented, will result in continued increased sales or enhanced profit margins.

Rapid Technological Change, Risks Associated with new Products and Services
The industry we operate in is characterized by rapidly changing technology. We are required to continually improve our products and services in order to meet the growing demand by our customers for new features and capabilities. Our future success will partly depend upon our ability to introduce new telecommunication products and services and to add new features and enhancements to our products and services that keep pace with technological and market developments. The development of new products and services and the enhancement of existing services and products entails significant technical risks as well as costs. There can be no assurance that we will be successful in (i) maintaining and improving our customer base, computer systems and web site, (ii) effectively identifying and using new technologies in the DBS business, (iii) adapting our products and services to emerging industry standards or (iv) developing, introducing and marketing products and service enhancements or new products and services. Furthermore there can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products and services, or that our new product and service enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If we are unable, for technical or other reasons, to develop our long-distance telephone, DBS resale and Internet access business activities and introduce new products and services or the enhancement of our existing products and services in a timely manner in response to changing market conditions or customer requirements, or if potential new products and services do not achieve market acceptance, our business, results of operations or financial condition could be materially and adversely affected.

Competition in the Direct Broadcasting Satellite Market is intense and growing, and we may be unable to compete effectively
The DBS market is highly competitive, and we expect competition to intensify in the future. DBS television systems face competition from several sources, such as traditional hard-wire cable companies, wireless cable, and other alternative methods of distributing and receiving television transmissions. In areas where terrestrial air broadcast signals can be received without cable television, cable television systems have also experienced competition from the availability of broadcast signals generally and have found market penetration more difficult. We do not have significant market share in any of our markets. Our competitors in each of our existing and future markets have greater financial, technical, marketing and other resources, including brand or corporate name recognition, than we do. In addition, a continuing trend towards business combinations and alliances in this industry may create significant new competitors for us. Many of these combined entities will have resources far greater than ours. These combined entities may provide bundled packages of communications video programming or cable services, including local, long distance and digital subscriber line services, that compete directly with the services we now offer or may offer in the future. These entities may also offer services sooner and at more competitive rates than we do. No assurance can be given that we will compete successfully with hard-wire cable and other pay television systems, or other companies engaged in providing services provided by us.

Regulation and Privacy Issues in the Internet Access Market
The Internet access market is relatively new and rapidly changing, and federal and state regulation relating to the Internet and online services is evolving. We are aware of certain industry requests of the Federal Communications Commission (the "FCC") to review the impact of Internet usage on U.S. telecommunications service providers, in particular, the generally lower cost structure for data transmission versus voice transmission. FCC regulatory review and rulemaking could result in new regulation of the Internet and online industry changes in current rules governing telecommunications or both. In turn, this could result in increased telecommunications costs for the Internet and online industry. These or other regulatory initiatives could have a material adverse effect on our Internet Access business, results of operation or financial condition, especially our efforts to build a significant Internet customer base.

There has been a growing concern about privacy and the collection, distribution and use of information about individuals and businesses, and we may be subject to various federal and state regulations concerning such activities. Although our compliance with such federal and state regulations has not had a material adverse effect on us, no assurance can be given that additional federal or state laws or regulations (including antitrust and consumer privacy laws) will not be enacted or applied to us or certain of our customers, in particular, users of e-commerce and online services. Any such guidelines, laws or regulations could adversely affect our ability to use customer information, or could otherwise have a material adverse effect on our Internet Access business, results of operations or financial condition. We have adopted policies to address certain privacy concerns, including restricting access to our database, limiting the type of information that we provide to third parties, requiring each employee to sign a nondisclosure and confidentiality agreement, and implementing data security systems on our computers and server. However, there can be no assurance that such policies and arrangements will be effective, and to the extent that they are not effective, our Internet access business, results of operations or financial condition could be materially and adversely affected.

COMPANY RISK

Limited Documentation of Past Corporate Actions
During the period from our inception until mid-year 2001, as a private non-reporting company, we did not necessarily have in place proper internal corporate control procedures or mechanisms and those internal corporate control procedures which were in place may not have been complete. Our corporate actions may not have been properly and adequately documented in all material respects. As a result, we may be unaware of corporate acts which may have a material adverse effect on our business, financial condition or results of operations. It is our intention to take any remedial action that may be necessary to keep and maintain proper corporate records.

Limited Operating History
We have a limited operating history from which you can evaluate our business and prospects. Since our incorporation in May 1999 until December 31, 2001, we have incurred operating losses of $996,179 and we cannot assure you that we will be profitable in the future. You must evaluate our business prospects in light of the uncertainties encountered by companies in the early stages of development. Some of the uncertainties we face include uncertainties about our ability to:
-  increase the efficiency and function of our products and services,
-  respond effectively to the increasingly competitive environment,
-  respond effectively to our increasing portfolio of customers, and
-  develop appropriate strategic alliances with our agents.

Failure to Implement Business Strategy
Failure to implement our business strategy could adversely affect our operations, our financial position and our results of operations and possibly our ability to generate sufficient cash to pay current and long-term liabilities. Our ability to execute our business strategy depends on our ability to:
-  manage our indebtedness and raise sufficient capital to pursue our business plan,
- expand our market share,
- identify and target new markets for our products and services,
- increase our product availability,
- automate our operations,
- advertise in an effective yet cost efficient manner,
- retain our key employees, and
- manage growth successfully.

The Effects of New Federal Satellite Television Legislation on Our Business Is Unclear
On November 29, 1999, the President signed the Satellite Home Viewer Improvement Act of 1999. The Act contains provisions that will be phased in over time. In addition, the FCC and other federal agencies have undertaken rulemakings and studies in connection with this legislation. Therefore, we cannot predict the effect of this new law on our business at this time. The Act resolves many of the issues involved in years of litigation between the networks and the direct broadcast satellite industry regarding retransmission of network programming to direct broadcast satellite subscribers. Generally, it also preserves the industry's right to retransmit distant network programming to subscribers in "unserved" areas. It also extends through December 31, 2004 the statutory right, for a copyright royalty fee, of the industry to retransmit independent programming -so-called superstations - to subscribers as "distant" signals. Further, satellite carriers will be required to deliver signals only to households that cannot clearly receive over-the-air network signals with a rooftop antenna. Among other things, the Act directs the FCC to take actions to prescribe the picture quality standard that the FCC uses to predict what households do not receive a strong enough network broadcast signal over-the-air and therefore are eligible to receive distant network signals. The FCC has initiated a rulemaking proceeding to consider this standard. The effect on our business of these FCC actions and other studies and rulemakings that the FCC will undertake cannot be predicted at this time.

Programming Costs May Increase, which Could Adversely Affect Our Direct Broadcast Satellite Business
Programmers could increase the rates that EchoStar pays for programming. As a result, our costs would increase. This could cause us to increase our rates and lose either customers or revenues. The law requires programming suppliers that are affiliated with cable companies to provide programming to all multi-channel distributors - including EchoStar - on nondiscriminatory terms. The rules implementing this law are scheduled to expire in 2002. If they are not extended, these programmers could increase EchoStar's rates, and therefore ours. If we increase our rates, we may lose customers. If we do not increase our rates, our costs, revenues and financial performance could be adversely affected.

We May Lose Our EchoStar Rights After the Initial Term of Our Agreements
We may or may not be able to continue in the EchoStar business after the current EchoStar satellites are replaced. If we can continue, we cannot predict what it will cost us to do so. Our revenues and financial performance would be adversely affected if we are not able to continue in the EchoStar business for the reasons described above.

Satellite and Direct Broadcast Satellite Technology Could Fail or Be Impaired
If any of the EchoStar satellites are damaged or stop working partially or completely for any of a number of reasons, EchoStar customers would lose programming. We would in turn likely lose customers, which could materially and adversely affect our operations, financial performance and the trading price of our common stock. Direct broadcast satellite technology is highly complex and is still evolving. As with any high-tech product or system, it might not function as expected.

We Depend Significantly on our strategic Relationships with EchoStar
Under our agreements with EchoStar, we may not maintain DBS distribution systems or market direct-to-home satellite broadcast services for others in the US or Canada. Consequently, we are totally dependent on EchoStar as our sole supplier of DBS units. Events which we cannot control at EchoStar, as our DBS unit provider, could adversely affect us. Moreover, the satellite communications and programming industry is regulated and regulations may be enacted that could have an adverse effect on our DBS providers. We also depend on our agreement with Starband to provide satellite based Internet access. Termination of our distribution contracts would have a material adverse effect on us.

In addition, we face the following risks in relying on these third parties
If our distribution agreements with EchoStar and other third parties are not successful, we may be unable to successfully maintain and further develop a market for our products and services. We have entered into an agreement with EchoStar to distribute their DBS service. We have no minimum volume commitments from EchoStar. EchoStar may be subject to delays and unforeseen problems such as shortages of critical components and other supply problems, manufacturing defects and cost overruns. Moreover, EchoStar and any other manufacturer may require substantial lead times to manufacture anticipated quantities of the satellite units we and other distributors resell. EchoStar may have very little time to remedy unforeseen delays or problems that may arise. Such delays and other problems could impair our sales and marketing  and make it difficult for us to attract and retain subscribers. In addition, any discontinuation or disruption of our relationship with EchoStar would require us to identify and contract with alternative sources of DBS service. We previously terminated our business relationship with DirecTV, which at present is the only other DBS operator and therefore we may be unable to continue our DBS business.

Direct Broadcast Satellite Equipment Shortages Could adversely Affect Our Direct Broadcast Business
There have been periodic shortages of direct broadcast satellite equipment and there may be such shortages in the future. During such periods, we may be unable to accept new subscribers and, as a result, potential revenue could be lost. If we are unable to obtain direct broadcast satellite equipment in the future, or if we cannot obtain such equipment on favorable terms, our subscriber base and revenues could be adversely affected.

Direct Broadcast Satellite Services Face Competition from Cable Operators
One of the competitive advantages of direct broadcast satellite systems is their ability to provide customers with more channels and better-quality digital signal than traditional analog cable television systems. Many cable television operators are making significant investments to upgrade their systems from analog to digital. This upgrade will significantly increase the number of channels that cable television operators can provide to their customers and the quality of the transmission. In addition, many cable television operators are upgrading their systems to provide their customers with high-speed Internet access. These upgrades could make cable television a more attractive alternative for consumers, which could have an adverse effect on our direct broadcast satellite business.

We Could Lose Money Because of Signal Theft
If signal theft becomes widespread, our revenues would suffer. Signal theft has long been a problem in the cable and direct broadcast satellite industries. EchoStar uses encryption technology to prevent people from receiving programming without paying for it. The technology is not foolproof and there have been published reports that it has been compromised.

Lack of Profitability
We may not achieve profitability in the near term, if at all. During the year ended December 31, 2001, we incurred an operating loss of $438,613. Since our inception in July 1998, we have incurred operating losses and have had negative operating cash flows each fiscal year. We cannot assure you that our revenues will increase to the level necessary to cover our operating expenses. In addition, our financial condition may be materially adversely affected as a result of aggregated liabilities as a result of the issuance of the notes and other debts obligations. As we become a reporting company with a class of securities registered under the Exchange Act, we may be dependent upon the willingness of third parties including private investors and vendors to accept PlanetLink Shares or our other debt or equity securities in order to fund our operating expenses.

Liquidity and Financing Requirements
In order to continue to pursue our business strategy and growth plans, we may require significant amounts of capital. Currently, we do not have any arrangements to finance future growth and capital expenditures. We cannot assure you that financing will be available at all or on terms acceptable to us. In addition, we plan to finance the repayment of our debt and any negative cash flow from operations through the issuance of PlanetLink Shares and our other debt and equity securities. We cannot predict the impact of such issuance on our liquidity and financial condition. Our inability to raise capital and meet our financing requirements at terms acceptable to us would have a material adverse effect on our business, financial condition and future prospects.

Risk of Nonpayment from Customers
A portion of our customer base may have bad credit which may result in a risk of nonpayment to us. We disconnect service to nonpaying customers as soon as we are legally permitted to do so under the applicable state laws and regulations. Each state has enacted notice requirements that a telephone service carrier must comply with prior to disconnecting a customer's telephone service and while these notice requirements vary from state to state, they typically range from approximately 30 to 60 days' notice. As a reseller, we may face a significant risk that we may be forced by state law to continue to provide telephone service to a nonpaying customer for an extended period of time. As a result, our financial position and results of operations may be materially adversely effected if regulations regarding resellers are adopted. We cannot assure you that additional states will not increase the required notice period in connection with the disconnection of nonpaying customers and therefore make conducting business in these states cost prohibitive.

Ability to Retain Key Personnel
Our success is largely dependent upon our ability to retain our key personnel including our President, Kayode A. Aladesuyi. We do not have "key person" life insurance for Mr. Aladesuyi. The loss of the service of Mr. Aladesuyi or one or more of our key personnel could have a material adverse effect on our business. We have not entered into employment agreements or non-compete agreements with any of our key personnel. Such employees may terminate their employment with us at any time. If one or more of our key employees resign to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential customers to any such competitor could have a material adverse effect on our business, financial condition and results of operations. If we lose any such personnel, we cannot assure you that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

Risk of System Disruption
Our information and computer systems including our Internet server could be vulnerable to, among other factors, disruptions caused by system failures, power losses, communication problems or natural disasters. In addition, our services may be vulnerable to break-ins and similar disruptive problems. Further, weaknesses in communications media, such as the Internet, may compromise the security of confidential electronic information exchanged with other businesses. Disruptions of service or security breaches could cause losses to us reduce customer satisfaction in our products and services or otherwise have a material adverse effect on our business, results of operations or financial condition. To date, we have not experienced material disruptions of services or security breaches. However, there can be no assurance that such problems will not occur in the future.

Our future profitability may dependent on the introduction and acceptance of our broadband and other online services
A portion of our revenue is dependent on satellite based Internet access and other internet services. Demand and market acceptance for these recently introduced services and products over the Internet are subject to a high level of uncertainty. Critical issues concerning the use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as a viable marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and online services continue to experience significant growth, there can be no assurance that the infrastructure of the Internet and online services will prove adequate to support increased user demands. In addition, the Internet or online services could lose their viability due to delays 'in the development or adoption of new standards and protocols required to handle 'increased levels of Internet or online service activity. Changes in or insufficient availability of telecommunications services to support the Internet or online services also could result in slower response times and adversely affect usage of the Internet and online services generally and us in particular. If use of the Internet and online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and online services does not effectively support growth that may occur, or if the Internet and online services do not become a viable commercial marketplace, we would be materially adversely affected.

INVESTMENT RISK

Absence of Dividends
We have never declared or paid cash dividends on PlanetLink Shares and we do not anticipate paying any cash dividends in the foreseeable future on any of our capital stock.

Regulatory Risk
We and our competitors may be subject to state and federal statutes and rules regulating the telecommunications industry. These regulations vary from state to state and consist of items such as:
- approval procedures for resale agreements;
- certification or licensing procedures and requirements;
- tariff requirements;
- reporting requirements; and
- requirements in connection with customer billing, suspension and disconnection.

We believe we are in substantial compliance with all of these laws and regulations and that these laws and regulations, if applicable to us, have not had any material adverse effect on our ability to operate our business. Changes in existing laws or regulations, or in their interpretation, or the adoption of any additional laws or regulations, could have a material adverse effect on our business.

A substantial portion of the market for our products and services are consumers who may have been disconnected by their local service carrier for nonpayment of long-distance service. Several states are examining the billing policies of these carriers which permit them to disconnect their customers for nonpayment of long-distance services. A change in this policy may have an adverse impact on our earnings and our ability to attract customers.

Our projections are based on assumptions that may change and therefore are not necessarily indicative of future performance
Any projections included herein are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control, and reflect future business decisions, which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Consequently, actual results will vary from the projections and these variations may be material. Prospective investors are cautioned not to place reliance on projections. We do not intend to update or otherwise revise any projections to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The projections were not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public accountants or generally accepted accounting principles and have not been examined, reviewed or compiled by independent auditors.

Significant Fluctuations in Quarterly Operating Results
We may experience significant fluctuations in future quarterly operating results from a number of factors, including (i) the timing and nature of expansion efforts in both new and existing markets, (ii) the introduction of new products or services and the market response to those introductions, (iii) the timing and nature of sales transactions for online services and other products and services, (iv) relationships with our customers, (v) seasonal trends, (vi) changes in pricing policies or service offerings, (vii) changes in the level of marketing and other operating expenses to support future growth, (viii) competitive factors and (ix) general economic conditions. Consequently, quarterly revenues and operating results may fluctuate significantly, and we believe that period-to-period comparisons of results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

Acquisition Strategy
Partly in response to changes in the resale telecommunication industry discussed above, we may pursue a strategy of growth through acquisitions in the telecommunication markets we conduct business, both within our existing Georgia and Southeastern US market and beyond. We intend to pursue strategic acquisition opportunities in both our existing and new geographic markets. In pursuing an acquisition strategy, we face risks commonly encountered with growth through acquisitions, including completed acquisitions. These risks include, but are not limited to, incurring significantly higher than anticipated capital expenditures and operating expenses, failing to assimilate the operations and personnel of acquired businesses, failing to install and integrate all necessary systems and controls, loss of customers because of declines in quality of service, entering markets in which we have no or only limited experience, disrupting our ongoing business and straining our management resources. Realization of the anticipated benefits of a strategic acquisition may take several years or may not occur at all. Our acquisition strategy may place a significant strain on our management, operational, financial and other resources. The success of the our acquisition strategy will depend on many factors, including our ability to (i) identify suitable acquisition opportunities, (ii) successfully negotiate acquisitions at valuations that will provide satisfactory returns on invested capital, (iii) successfully integrate acquired operations quickly and effectively in order to realize operating synergies, and (iv) obtain necessary financing and/or utilize our securities, if necessary, on satisfactory terms. There can be no assurance that we will be able to successfully execute and manage our acquisition strategy, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Developing Market, Future Reliance on the Internet
The telecommunication industry and in particularly the Internet access market is rapidly evolving. As is typical for new and rapidly evolving industries, demand and market acceptance for recently introduced products and services offered are subject to a high level of uncertainty. Our success will also depend on the willingness of consumers to increase their use of online services. The Internet has experienced, and is expected to continue to experience, substantial growth in the number of users and amount of traffic, resulting in some cases in substantial delays for users. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, or due to increased governmental regulation. There can be no assurance that the infrastructure (e.g., reliable network backbone) or complementary services (e.g., secure transaction processing) necessary to make the Internet a viable commercial marketplace will develop, or, if developed, that the Internet will become a viable commercial marketplace. If the necessary infrastructure or complementary services are not developed, or if the Internet does not become a viable commercial marketplace, our business and our results of operations or financial condition could be materially and adversely affected.

Need for Additional Capital
We may need to procure additional financing from time-to-time, the amount and timing of which will depend on a number of factors including the pace of our acquisition strategy, expansion of our markets and customer base, the nature of the services offered, future introduction of new products and services, new sales and marketing efforts and the cash flow generated by our operations. We cannot predict the extent to which it will require additional financing and we cannot predict the acceptance of our securities in the market. There can be no assurance regarding the availability or terms of additional financing, whether debt or equity, we may be able to procure over time. Any future debt financing or the authorization and issuance of preferred stock by us would be senior to the rights of the holders of presently issued and outstanding PlanetLink Shares, and any future issuance of additional PlanetLink Shares would result in the dilution of the then existing Shareholders' proportionate equity interests and could adversely effect the market, if any, in PlanetLink Shares.

Our Shares will be concentrated among Management and a small group of Investors
After consummation of the merger, Mr. Kayode A. Aladesuyi, our president and chief executive officers, will beneficially own approximately 60% of the outstanding PlanetLink Shares and therefore will be able to elect all directors, who in turn have the right to designate all of our officers. By virtue of his control, he will have substantial influence over fundamental corporate transactions (such as certain mergers and sales of assets) requiring stockholder approval.

Shares Eligible for Future Sale
As a reporting company under the Exchange Act, sales of a substantial number of unregistered PlanetLink Shares in the public market after certain holding periods could adversely affect the market price of our Shares. Upon the expiration of such holding periods, pursuant to Rule 144 under the Securities Act of 1933, such holders of restricted PlanetLink Shares may sell such shares without registration, subject to certain limitations, including limitations on volume of sales, and the requirement to file Form 144 under the Act, and subject to PlanetLink remaining current in its reporting obligations under the Exchange Act. After a two-year holding period, persons who are not "affiliates" as that term is defined under the Securities Act, may sell restricted PlanetLink Shares without regard to the volume limitations or filing requirements of Rule 144 and without the requirement that PlanetLink be current under the Exchange Act . If holders of restricted PlanetLink Shares sell or otherwise dispose of a substantial number of PlanetLink Shares in the public market, the market price for our Shares could be adversely affected.

Issuance of Future Shares May Dilutive Investors Share Value
PlanetLink's Certificate of Incorporation, as amended authorizes a total of 50,000,000 PlanetLink Shares. We anticipate that we will authorize additional PlanetLink Shares, which may be issued from time to time. The future issuance of all or part of the remaining authorized PlanetLink Shares may result in substantial dilution in the percentage of our Shares held by our then existing shareholders. Moreover, while we anticipate that a trading market will commence in our Shares, the issuance of additional PlanetLink Shares in the future may impact the trading price in our Shares. We also may issue restricted PlanetLink Shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the Shares held by investors, and might have an adverse effect on any trading market, should a trading market develop and be sustained in our Shares.

No Current Trading Market for PlanetLink Shares
There is currently no established public trading market for the PlanetLink Shares and there can be no assurance that an active trading market in our Shares will develop or, if developed, will be sustained. Various factors, such as our operating results, changes in laws, rules or regulations, general market fluctuations and other factors may have a significant impact on the market price of our Shares, if and when a trading market commences. The market price for the securities of public companies often experience wide fluctuations which are not necessarily related to the operating performance of such public companies such as fluctuations in interest rates, the impact of overseas markets and political and economic conditions within the United States.

Penny Stock Regulation
Upon commencement of trading in our stock, if such trading occurs, of which there can be no assurance, our PlanetLink Shares may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of our securities will reach or maintain such a level.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains certain forward-looking statements, including statements regarding (i) anticipated changes in our business, (ii) future plans regarding our business, and (iii) the our strategic initiatives. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such statements are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those that are expressed or implied from such forward-looking statements. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by us, which although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such forward-looking statements. As a result, no assurance is given that future results expressed or implied from such forward-looking statements will be achieved.

The information and factors contained herein, among others, in addition to the information described under Risk Factors, could cause us not to achieve results that are expressed or implied by forward-looking statements contained herein, or could otherwise cause our results of operations to be adversely affected in future periods. These include: (i) continued or increased competitive pressures from existing competitors and new entrants into the markets we operate in, (ii) unanticipated costs related to the implementation of our growth and operating strategies, (iii) loss of key member of management, (iv) inability to negotiate favorable terms with customers and suppliers, in particular Starband and EchoStar, (v) increases in costs of borrowing, if any, (vi) our inability to achieve our cost savings initiatives, to achieve synergies from acquisitions and/or to strengthen our customer base, (vii) deterioration in general or regional economic conditions, which have an impact on the sale of our products and services, (viii) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to our existing operations, (ix) adverse determinations in connection with potential future litigation or other material claims and judgments against our company, (x) inability to achieve future sales levels or other operating results that support our cost savings initiatives, (XI) the unavailability of funds for capital expenditures, and (xii) lack of acceptance by the market for PlanetLink Shares or the value of PlanetLink Shares from time to time in the trading market, if any.

ITEM 2. DESCRIPTION OF PROPERTIES.

We lease 1,750 square feet of corporate office space at 165 West Wieuca Road, Suite 104, Atlanta GA 30342 at a monthly rental of  $2,208. Our lease is for 12 months. In addition to our office space, we currently lease four retail kiosk locations. The following table set forth is a summary of the information regarding each of our  retail kiosks:

Retail Kiosk Location	Monthly Rent	Space in Sq. Ft.	Lease Expiration
Southlake Mall, 1000 Southlake Mall, Morrow, GA 30260	$4,000	100	September 1, 2002
Arbor Place, Douglasville, Douglas, GA	$3,750	96	July 31, 2002
Cumberland Mall, 1000 Cumberland Mall, Atlanta GA 30339	$4,000	100	October 30, 2002
North Point Mall, 1000 North Point Circle, Alphareta GA 30022	$4,200	100	September 1, 2002

Our leased facility is well maintained and in good operating condition. We believe that our facilities have adequate capacities to meet the demands of anticipated growth. Our strategy with respect to any potential acquisitions, none of which are presently in negotiation, shall include consideration of the existence of retail  facilities with capacity for growth, as appropriate for the business acquired. See "Business Objective and Strategy" above.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation that arises in the normal course of our business operations. At present, there are various legal proceedings against PlanetLink. While it is not feasible to predict or determine the outcome of any of these cases, it is the opinion of management that their outcome will have no material adverse effect on the financial position of the Company.
We cannot predict the outcome of any legal actions that may be commenced in the future, if any. However, we believe that any outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our financial position or our existing business.
As of the date hereof, its is the opinion of management that there is no material proceeding to which any director, officer or affiliate of  PlanetLink, any owner of  record of beneficially of more than five percent of any class of voting securities of PlanetLink, or any associate af any such director, officer, affiliate of PlanetLink, or security holder is a party to.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fiscal year ended December 31, 2001 covered by this Annual Report to a vote security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Price.
There has been no trading market for the PlanetLink Shares from our inception in 1998 to the present. As of December 31, 2001, there were approximately 75 shareholders of record of PlanetLink Shares. It is our intention to select a market maker to make application to the NASD for the purpose of entering quotations for PlanetLink Shares on the OTC:BB There can be no assurance that any active trading market will commence or be sustained following the merger and our becoming a successor company under the Exchange Act. As of the date of the filing of this Form 10-KSB, our shares have not yet become subject to quotation on the OTC:BB.

(b) Holders.
There are 75 holders of the Company's Common Stock. The issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Act.

(c) Dividends.
The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

(d) Securities authorized for issuance under equity compensation plans.

PlanetLink has not adopted an option plan nor does it have outstanding options to purchase shares of Common Stock. However, as successor company of Fifth Avenue Acquisition I Corp., we may choose to adopt Fifth Avenue's option plan, which provides for the issuance of up to 1 million Shares. Reference is made to Fifth Avenue's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the SEC on February 2, 2001, and specifically to as Exhibit 10(iii) for information regarding the Fifth Avenue Stock Option Agreement.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold by PlanetLink during the past three years, including the dates and amounts of securities sold; the persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
05/01/99	Common Stock	426,475	Kayode Aladesuyi, President and Director	Private Placement for $.20 per share or $85,295(1)
05/01/99	Common Stock	284,310	Aladesuyi, Valerie Y., Officer and Director	Private Placement for $.20 per share or $56,862(1)
11/30/00	Common Stock	87,750	Aladesuyi, Valerie Y., Officer and Director	Non-cash compensation for services provided valued at $.001
08/22/00	Common Stock	50,000	Harold Jackson, Director	Non-cash compensation for services provided valued at $.001
07/01/01	Common Stock	450,000	Harold Jackson, Director	Private Placement for $.064 per share or $28,850(1)
07/01/01	Common Stock	5,045,811	Kayode Aladesuyi, President and Director	Non-cash compensation for services provided valued at $.001
07/01/01	Common Stock	127,940	Aladesuyi, Valerie Y., Officer and Director	Non-cash compensation for services provided valued at $.001
07/01/01	Common Stock	750,000	Immidiate Aladesuyi Family	Gift
06/15/01	Common Stock	50,000	Dunn, Leontyne, Director	Non-cash compensation for services provided valued at $.001
07/01/01	Common Stock	12,500	Onipede, Iyabo, Director	Non-cash compensation for services provided valued at $.001
07/01/01	Common Stock	50,000	Walker, Robert, Director	Non-cash compensation for services provided valued at $.001
07/01/01	Common Stock	100,000	Williams, Dr. Melvin, Director	Non-cash compensation for services provided valued at $.001
12/07/99	Common Stock	50,000	Ferguson, Dawn	Private Placement for $.20 per share or $10,000(1)
12/10/99	Common Stock	12,500	Phelps, Ed	Private Placement for $.20 per share or $2,500(1)
11/02/99	Common Stock	25,000	Hunt, Terry	Private Placement for $.20 per share or $5,000(1)
01/01/00	Common Stock	450,000	GFS Investments	Non-cash compensation for bussines consulting services provided
01/01/00	Common Stock	86,125	CD Ventures	Non-cash compensation for bussines consulting services provided
01/09/00	Common Stock	30,000	Bradiq Limited	Non-cash compensation for bussines consulting services provided
01/31/00	Common Stock	1,000	John Simmons	Non-cash compensation for bussines consulting services provided
01/04/00	Common Stock	5,250	Vincent & Darci Manella	Private Placement for $.20 per share or $1,050(1)
01/04/00	Common Stock	5,000	Bradley Walton	Private Placement for $.20 per share or $1,000(1)
01/04/00	Common Stock	6,000	Eric-Morgan Johnson	Private Placement for $.20 per share or $1,200(1)
01/04/00	Common Stock	17,500	Kyle Dixon	Private Placement for $.20 per share or $3,500(1)
01/04/00	Common Stock	6,250	Clarence Powell	Private Placement for $.20 per share or $1,250(1)
01/04/00	Common Stock	8,000	Adam Sokoloff	Private Placement for $.20 per share or $1,600(1)
01/04/00	Common Stock	1,000	Megan Blackwell	Private Placement for $.20 per share or $200(1)
01/04/00	Common Stock	11,250	William Johnson	Private Placement for $.20 per share or $2,250(1)
01/04/00	Common Stock	4,000	Booze, Andre	Private Placement for $.20 per share or $800(1
01/04/00	Common Stock	3,000	Brown, Janet	Private Placement for $.20 per share or $600(1)
01/04/00	Common Stock	2,500	Epps, Kenya	Private Placement for $.20 per share or $500(1)
01/04/00	Common Stock	2,500	Lowery, Leneithra	Private Placement for $.20 per share or $500(1)
01/04/00	Common Stock	4,000	Maddox, Kelvin	Private Placement for $.20 per share or $800(1)
01/04/00	Common Stock	2,500	Reid, Jacqueline	Private Placement for $.20 per share or $500(1)
01/04/00	Common Stock	20,000	Tillman, Howard	Private Placement for $.20 per share or $2,000(1)
01/13/00	Common Stock	15,000	Clark, Janet	Private Placement for $.20 per share or $3,000(1)
01/21/00	Common Stock	5,000	Hill, Judy C.	Private Placement for $.20 per share or $1,000(1)
02/23/00	Common Stock	10,000	A2Z Professional Services	Private Placement for $.20 per share or $2,000(1)
02/23/00	Common Stock	15,000	Anthony Campbell	Private Placement for $.20 per share or $3,000(1)
03/03/00	Common Stock	37,500	Jarrette Braithewaite	Private Placement for $.20 per share or $7,500(1)
03/03/00	Common Stock	100,000	Bond, Keith Nelson	Private Placement for $.20 per share or $20,000(1)
03/31/00	Common Stock	2,500	Collin-Hassan, Vicki	Private Placement for $.20 per share or $500(1)
05/15/00	Common Stock	200,000	Tunji Odegbami	Private Placement for $.20 per share or $40,000(1)
09/07/00	Common Stock	5,000	Stone Mountain Investments	Private Placement for $.20 per share or $1,000(1)
11/30/00	Common Stock	18,750	Jerry Webber	Private Placement for $.20 per share or $3,750(1)
03/07/01	Common Stock	70,000	Keshi, Joseph	Private Placement for $.20 per share or $14,000(1)
04/27/01	Common Stock	12,000	Mitchell, Morgan	Private Placement for $.20 per share or $1,600(1)
05/02/01	Common Stock	25,000	Ira Sokolloff	Private Placement for $.20 per share or $5,000(1)
05/02/01	Common Stock	2,500	Tillman, Hubert	Private Placement for $.20 per share or $500(1)
05/02/01	Common Stock	2,500	Smith, Ernest and Tonja	Private Placement for $.20 per share or $500(1)
05/02/01	Common Stock	500	Tang, Michael K.K.	Private Placement for $.20 per share or $100(1)
05/30/00	Common Stock	5,000	Evans, Tracy	Private Placement for $.20 per share or $1,000(1)
05/02/01	Common Stock	2,500	Tillman, Betty	Private Placement for $.20 per share or $500(1
05/30/00	Common Stock	1,000	Robert Taylor	Private Placement for $.20 per share or $200(1)
05/30/00	Common Stock	500	Julian Carter	Private Placement for $.20 per share or $100(1)
05/02/01	Common Stock	2,500	Weaver, Anthony	Private Placement for $.20 per share or $500(1)
05/03/01	Common Stock	12,500	Arnold Cink	Private Placement for $.20 per share or $2,500(1)
06/11/01	Common Stock	6,250	Randy Gray	Private Placement for $.20 per share or $1,250(1)
07/11/01	Common Stock	185,093	Thomas J. Craft, Jr.	Shares issued in connection with a merger
07/11/01	Common Stock	185,093	Richard Rubin	Shares issued in connection with a merger
07/11/01	Common Stock	92,546	Ivo Heiden	Shares issued in connection with a merger
05/30/00	Common Stock	10,000	Gay, Arunious	Private Placement for $.20 per share or $2,000(1)
05/30/00	Common Stock	14,500	Jones, Karhan	Private Placement for $.20 per share or $2,900(1)
10/03/01	Common Stock	20,000	Barr, Thomas	Private Placement for $.20 per share or $4,000(1)
10/03/01	Common Stock	2,500	Arnaut, Nichole	Private Placement for $.20 per share or $500(1)
(1) We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was no public solicitation involved. The shares of restricted common stock were sold to private investors. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

The calculation of the sale price of restricted shares, as discussed herein, takes into consideration that PlanetLink was a private company with no trading market and therefore its securities are not considered liquid instruments. The prices at which PlanetLink's restricted shares were issued and sold was determined by PlanetLink's management based upon the lack of marketability of the restricted shares, that fact that no trading market ever existed for PlanetLink's securities, and the disadvantages of having a minority equity investment in a private company. The management believes that all sales of restricted shares were fair under the circumstances and at the dates of the respective transactions.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

Forward-Looking Statements; Market Data

Forward-Looking Statements: This report and other statements issued or made from time to time by PlanetLink contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections  77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company, its officers and directors and the officers and directors of the Company's subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

We make forward-looking statements in this management discussion and analysis. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

This discussion contains certain estimates and plans related to the industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know what level of growth in the industry we operate in, and particularly in the satellite industry. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

Results of Operations

PlanetLink is also referred to as "we", "us" and "our".

Results of Operations - For the Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

Revenues. Our revenues increased to $574,079 for the year ended December 31, 2001 compared to revenues of $440,000, or an increase by 30%. This increase is primarily attributable to revenues related to the sale of EchoStar dish networks through growth of our network and our retail locations.

Cost of revenues. Our cost of revenues consist primarily of costs associated with the wholesale cost of buying dish satellite equipment from EchoStar and costs associated with distribution of such equipment. We had cost of revenues of $461,114 for the year ended December 31, 2001 compared to cost of revenues of $382,724 during the year 2000. We expect cost of goods sold to increase in future periods only to the extent that our sales volume increases.

Gross Margin. We improved our gross profit margin from 13% in 2000 to 19.68 in 2001.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. We had operating expenses for the year ended December 31, 2001 of $551,578 compared to operating expenses of $466,764 in the 2000.
Our operating expenses are expected to decrease as a percentage of revenue in future periods because our existing operating infrastructure is expected to allow increases in revenues without having to incrementally add operating expenses. However, we expect these expenses to increase in absolute dollars as we continue to expand our network of retail locations and incur additional costs related to the growth of our business and being a public company.

Loss from Operations. We had a loss from operations of $438,613 for the year ended December 31, 2001 compared a loss from operations of $409,488 for the year 2000. The loss from operations is mainly attributable to initial cost associated with expanding our network of retail locations.

Other Income (expenses).

In the year ended December 31, 2001, we had $115,056 in other income mainly due to forgiveness of debt compared to an other expense of 9,334 in 2000 attributable to interst income and interest expense.

Net Loss. Our net loss for the year ended December 31, 2001 was $323,557 compared to a net loss of $418,822, or a decrease by 23%.

Liquidity and Capital Resources.

At December 31, 2001, we had total current assets of $11,421 compared to $134,652 at December 31, 2000. We had $11,421 or 90% less accounts receivable on December 31, 2001 compared to $133,522 on December 31, 2000. We believe that our accounts receivable are fully collectable.

We had fixed assets of $41,152 at December 31, 2001 compared to fixed assets of $1,612 at December 31, 2000. We had total assets of $53,148 on December 31, 2001 compared to total assets of $136,839 at December 31, 2000.

Our total current liabilities increased insignificantly to $366,083 compared to total current liabilities of $348,554 at December 31, 2000. We had no long-term liabilities as of December 31, 2001 and December 31, 2000.

Net cash used in operating activities was $162,414 for the year ended December 31, 2001 compared a negative cash flow from operations of $261,901 in 2000. This use of cash is principally the result of our net loss. The increase in accrued payroll and related taxes offset our cash used in operating activities.

Net cash used in investing activities was $46,885 in 2001 compared to cash used for investing activities of $2,015 in 2000. We invested mainly in office and computer equipment during 2001 and 2000.

Net cash provided by financing activities was $207,840 for the year ended 2001 compard to cash provided by financing activities of $235,714 in 2000. We financed our negative cash flow from operations through the sale of common stock and through loans from officers. We received proceeds in the amount of $216,200 during the year ended December 31, 2001 from the issuance of restricted shares of common stock compared to $177,775 in 2000.

We do not have existing capital resources available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments.

ITEM 7. FINANCIAL STATEMENTS

Auditors' report
Financial Statements
Balance sheet	33
Statement of operations	34
Statement of changes in stockholders' equity	36
Statement of cash flows	37
Supplementary information
Schedule of operating expenses	38
Summary of significant accounting policies	39
Notes to the financial statements	40

KAHN BOYD LEVYCHIN, LLP
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
99 Wall Street, 10th Floor New York, NY 10005
(212) 843-4100

 Auditors’ Report

To the Board of Directors
PlanetLink Communications, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheet of Planetlink Communications, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders’ equity, and cash flows, and the accompanying supplementary information contained, which is presented only for supplementary analysis purposes, for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planetlink Communications, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kahn Boyd Levychin

Kahn Boyd Levychin,
Certified Public Accountants
April 11, 2002

PlanetLink Communications, Inc.
Balance Sheets
December 31, 2001
Assets	2000
Current assets
Accounts receivable	$11,421
Total current assets	11,421

Fixed assets
Furniture and equipment	48,900
48,900
Less: accumulated depreciation	7,748
Net fixed assets	41,152

Other assets
Security deposits	575
Total other assets	575
Total assets	$53,148

Liabilities and Stockholders' Equity
Current liabilities
Cash overdraft	$329
Accounts and accrued expenses payable	223,809
Payroll taxes payable	92,366
Line of credit payable (Note 1)	49,579
Total current liabilities	366,083
Total liabilities	366,083

Stockholders' equity
Common stock (50,000,000 shares $.001 par value authorized,
9,254,643 shares issued and outstanding)	9,255
Additional paid-in capital	(673,989)
Accumulated deficit	(996,179)
Total stockholders' equity	(312,935)
Total liabilities and stockholders' equity	$53,148
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Statements of Operations
For the year ended December 31, 2001
2001
Revenue	$574,079
Cost of revenue	461,114
Gross profit	112,965
Operating expenses	551,578
Loss from operations	(438,613)

Other income (expense)
Forgiveness of debt	116,882
Miscellaneous income	1,889
Interest income	-
Interest expense	(3,715)
Total other income (expense)	115,056
Net loss	$(323,557)
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Statement of Changes in Stockholders' Equity
For the year ended December 31, 2001
	Common Stock	Additional	Accumulated	Total
		paid-in		stockholders’
	Amount	capital	deficit	equity
Balance, Dec. 31, 2000	$6,399	$313,533	$(531,647)	$(211,715)
(adjusted for 5 for 1 stock split and change in par value)
Prior period
adjustment (Note 9)	-	-	(140,975)	(140,975)
Balance, Dec. 31, 2000
as adjusted	6,399	313,533	(672,622)	(352,690)
Capital contribution	2,856	360,456	-	363,312
Net Loss			(323,557)	(323,557)
Balance, Dec. 31, 2001	$9,255	673,989	(996,179)	(312,935)
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Statement of Cash Flows
For the years ended December 31, 2001
2001
Cash flows from operating activities:
Net loss	$(323,557)
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	7,345
Common stock issued for fees and services	6,136
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	122,101
Decrease (increase) in accounts and accrued expenses payable	(18,477)
Increase in payroll taxes payable	44,038
Net cash used by operating activities	(162,414)

Cash flows from investing activities:
Purchases of office equipment	(46,885)
Net cash used by investing activities	(46,885)

Cash flows from financing activities
Proceeds from purchase of common stock	216,200
Proceeds from line of credit	-
(Decrease) increase in officer's loan payable	(8,360)
Net cash provided by financing activities	207,840

Decrease in cash and cash and cash equivalents	(1,459)
Cash and cash equivalents, beginning of year	1,130
Cash and cash equivalents, end of year	$(329)

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest expense	$683
Income taxes	$-
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PLANETLINK COMMUNICATIONS, INC.
SCHEDULE OF OPERATING EXPENSES
FOR THE YEAR ENDED
DECEMBER 31, 2001
Salaries	$ 141,381
Payroll taxes	21,452
Bad debts	123,063
Rent	97,625
Telephone	21,740
Labor	18,250
Marketing and advertising	16,991
Automobile expenses	13,770
Bank charges	12,065
Equipment rental	10,890
Office expenses	10,750
Professional fees	10,079
Office supplies	7,867
Depreciation expense	7,345
Graphic design and printing	6,448
Administrative expenses	6,559
Common stock issued for fees	6,136
Repairs and maintenance	3,758
Printing and reproduction	3,223
Postage and delivery	2,803
Insurance	2,111
Recruiting	1,929
Licenses and permits	1,883
Promotional expenses	1,714
Miscellaneous	902
Travel and entertainment	605
Contributions	136
Dues and subscription	103
$551,578
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Summary of Significant Accounting Policies

Organization

Planetlink Communication, Inc. ("the Company") is in the business of reselling internet, and direct television services. The Company was incorporated in the State of Georgia in May of 1999.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Accounting basis

The Company uses the accrual basis of accounting for financial statement and income tax reporting. Accordingly revenues are recognized when services are rendered and expenses realized when the obligation is incurred.

Fixed assets

Fixed assets are stated at cost. Depreciation is computed using accelerated methods over the following estimated useful lives:

Description	Estimated useful life
Furniture and fixtures	7 years
Equipment	5 years

Income taxes

The Company accounts for income taxes using the asset and liability method as required by Statement of Financial Accounting Standards No. 109, under which deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

See auditors’ report and the accompanying notes to the financial statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from these estimates.

See auditors’ report and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Notes to the Financial Statements

NOTE 1 – LINE OF CREDIT

The Company has a line of credit with Citizens Trust Bank. The line of credit accrues interest at 7.5% per annum.

NOTE 2 – INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

Net operating loss to be carried forward	$ 249,045
Less: valuation allowance	$ 249,045
Net deferred tax asset	$ -

It is believed that the Company will not ever benefit from the deferred tax asset.

The Company incurred no Georgia state income tax expense for the year ended December 31, 2001, and utilized no tax carryforward losses.

The Company has a net operating loss carryover of $996,179 to offset future income tax. The net operating losses expire as follows:

December 31, 2009	$112,825
December 31, 2010	418,822
December 31, 2011	464,532

NOTE 3 – OPERATING FACILITIES

The Company maintained its offices under an operating lease that expired in February 2002. In March 2002 the company signed a new operating lease for three years expiring on February 2005. The future minimum rental payments for these obligations are as follows:

December 31, 2002	$48,030
December 31, 2003	52,080
December 31, 2004	54,163
December 31, 2005	9,085

NOTE 4 – COMMITMENTS AND CONTINGENCIES

There are various legal proceedings against the Company. While it is not feasible to predict or determine the outcome of any of these cases, it is the opinion of management that their outcome will have no material adverse effect on the financial position of the Company.

NOTE 5 –MERGER WITH FIFTH AVENUE ACQUISITION I CORPORATION

On July 11, 2001, pursuant to an agreement and plan of merger, the Company issued 462,732 of common stock to the shareholders of Fifth Avenue Acquisition I Corporation in exchange for each of the 1,000,000 issued and outstanding shares of Fifth Avenue Acquisition I Corporation. The plan called for Fifth Avenue Acquisition I Corporation to merge into the Company, with the Company remaining as the successor reporting company.

The merger was done pursuant to a plan for the Company to go public in the second quarter of 2002.

NOTE 6 – STOCK SPLIT AND CHANGE IN PAR VALUE OF COMMON STOCK

On September 20, 2001 the Company effectuated a 5 for 1 forward split of its common stock. In addition the par value of its common stock was changed from $1 to $.001.

NOTE 7 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable of time.

As shown in the accompanying financial statements, the Company incurred a net loss of $464,532 for the year ended December 31, 2001, and as of that date had incurred cumulative losses since inception of $996,179.

The Company’s existence in the current and prior periods has been dependent upon operational revenues, advances from related parties and other individuals, and the sale of equity securities.

The ability of the Company to continue as a going concern is dependent on increasing revenue and obtaining additional capital and financing.

The Company’s management believes that its ongoing efforts to increase revenue and raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 – PRIOR PERIOD ADJUSTMENT

During the year ended December 31, 2001, a change was made to the Company’s accumulated deficit to properly account for the payment in 2000 of $140,975 worth of services rendered to the Company that was paid with common stock.

The adjustment increased accumulated deficit by $140,975, increased common stock by $705 and increased additional paid-in capital by $140,270.

See auditors’ report and the summary of significant accounting policies.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

PlanetLink filed a Form 8-K on February 7, 2002 to report a change in certifying accountants, which change took place in connection with the Company's business combination with Fifth Avenue Acquisition I Corp., the predecessor reporting company. The effective date of the resignation of  the Company's former accountants was January 21, 2002.

(a)(1) Previous Independent Accountant

(i) Effective on August 9, 2001, and directly as a result of an Agreement and Plan of Merger dated as of July 11, 2001 between PlanetLink and Fifth Avenue Acquisition I Corp., PlanetLink engaged the accounting firm Kahn Boyd Levychin, LLP, as its independent accountant. This independent accountant audited PlanetLink's financial statements for its year ended December 31, 2000. PlanetLink's financial statements from inception in May 1999 to December 31, 1999 were audited by the accounting firm Richbow & Associates, LLC. As a result, Grassano Accounting, P.A., which had audited the financial statements of Fifth Avenue Acquisition I Corp. prior the the Agreement and Plan of Merger resigned and did not stand for re-election.
(ii) The audit report of Grassano Accounting P.A. on the financial statements of Fifth Avenue Acquisition I Corp. as of September 30, 2001, included in the Company's registration statement Form-10SB/12g filed on October 12, 2000 and the audited financial statements for the year ended December 31, 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.
(iii) The decision to change accountants from Grassano Accounting, P.A. to Kahn Boyd Levychin, LLP was a result of the assumption of control of management and a change in voting control of the predecessor reporting company. It was the determination of the Company's new President, Kayode A. Aladesuyi, to engage the accounting firm Kahn Boyd Levychin, LLP, as the Company's new independent accountants to conduct the audit of PlanetLink for its fiscal year ended December 31, 2001.
(iv) During the fiscal year ended December 31, 2000 and through the date of the resignation of Grassano Accounting P.A., the predecessor reporting company has had no disagreements with its former accountants, Grassano Accounting P.A., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
(v) The Company has requested that Grassano Accounting P.A. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, the respect in which it does not agree. A copy of such letter, dated January 21, 2002 is filed as Exhibit 16.1 to the Form 8-K filed on February 7, 2002.

(a)(2) Engagement of New Independent Accountant.

Effective as of August 9, 2001, Kahn Boyd Levychin, LLP, had been engaged by PlanetLink as its independent accountant to audit the Company's financial statements.

(a)(3) The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item 4 prior to the filing of this Form 8-K and requested that the former accountant furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company and, if not, the respect in which it does not agree.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Pursuant to the Company’s Certificate of Incorporation and its By-Laws, the members of the Board of Directors serve for one-year terms. The Company's directors and executive officers are:

Name	Age	Position
Kayode A. Aladesuyi	41	President, CEO and Chairman
Valerie Y. Aladesuyi	36	Secretary and Director
Laron Butts	41	Director
Leontyne Dunn	38	Director
Stan Gay	41	Director
Robert Walker	40	Director
Dr. Melvin Williams	52	Director
Iyabo Onipede	39	Director

Kayode A. Aladesuyi, President, CEO and Director. Mr. Aladesuyi is the founder and has been the Company's CEO and President since PlanetLink's inception in May 1999. Prior to founding PlanetLink, he founded Vision Records Atlanta, a music production company in Atlanta. Vision Records Atlanta was one of the pioneers in the Atlanta music market. In 1996, Mr. Aladesuyi entered the film and television industry and started the Loud Entertainment Group. Loud Entertainment Group produced a series of   regional programs, which were also aired on the UPN and WB networks. One of the most successful productions of Loud Entertainment Group is African American Soap Opera "Sweet Auburn", which show is slated for distribution in ten countries. Loud Entertainment Group is currently managed by an independent consulting company. Until 1994, Mr. Aladesuyi had been an accountant and principal at Associated Management and Financial Services, a tax and financial planning firm. During that time he has assisted several small and mid-size business owners in starting and successfully developing businesses in the metropolitan area of Atlanta, Georgia. Mr. Aladesuyi has not held any position in a reporting public company during the last five years.

Valerie Yvette Wells-Aladesuyi, Secretary and Director. Mrs. Wells-Aladesuyi is Human Resource Benefits Manager at Lumenor, an Atlanta, Georgia corporation At PlanetLink, she is responsible for all aspects of the Company's payroll, benefits and human resources. Mrs. Wells-Aladesuyi has over ten years experience in human resources, benefits and payroll matters and provides such services also to other small business. Prior to joining Lumenor, Mrs. Wells-Aladesuyi was a Payroll Specialist for The Coca-Cola Company in Atlanta. In this position, she managed and processed the payroll for the Cole-Cole syrup and beverages plants and retail stores for the U.S. market. Mrs. Wells-Aladesuyi also worked in corporate staffing at Coca-Cola. She started her career in a non-profit organization, SciTrek, where she was responsible for the creation and development of SciTek's Human Resource Department. Mrs. Wells-Aladesuyi attended Auburn University and continues her education at Kennesaw State University. Mrs. Wells-Aladesuyi is a member of the Society of Human Resource Managers (SHRM). Mrs. Wells-Aladesuyi has not held any position in a reporting public company during the last five years.

Laron Butts, Director. Mr. Butts is a Regional Marketing Manager for Delta Airlines in Atlanta, Georgia. He has been working for Delta Airline for the last five years. Mr. Butts has not held any position in a reporting public company during the last five years.

Leontyne Dunn, Director. Ms. Dunn is a graduate of North Central State University School of Business Management in North Carolina. At present, Ms. Dunn is a homemaker. Ms. Dunn has not held any position in a reporting public company during the last five years.

Stan Gay, Director. Mr. Gray is currently working for the Kimberly-Clark Corporation as Field Capability Manager. Prior to joining Kimberly-Clark Corporation, Mr. Gay worked for McKeston General Medical Corporation as an Account Manager. From 1986 to 1987, he worked as an Account Manager for Baxter Medical Corporation. Mr. Gay graduated from the University of Alabama with a B.S. in Psychology and Marketing. Mr. Gay has not held any position in a reporting public company during the last five years.

Robert Walker, Director. Mr. Walker is President of  R. Walker & Associates, Inc. since its inception in 1996, an urban development company that also manages residential and multifamily properties. Prior to starting his own business, Mr. Walker was Project Engineer for McDecitt Street Bovis Inc, an Atlanta corporation and Russell Construction, an Atlanta company. While working for Russell Construction, he was assigned to major projects in the metro area of Atlanta such as the BMW Assembly Plant and the Olympic stadium. Mr. Walker has not held any position in a reporting public company during the last five years.

Dr. Melvin Williams, Director, Ph.D. Dr. Williams graduated with a B.A. degree in Psychology from Emory University in 1975 and a M.S.W. degree from Atlanta University School of Social Work in 1979. In 1987, Dr. Williams received his Ph.D. from Florida State University. At present, Dr. Williams serves as the Practice Administrator and Chief Financial Officer for Greater Atlanta Women's Healthcare Associates, a private OB/GYN group practice in Atlanta. Prior to joining Greater Atlanta Women's Healthcare Associates, Dr. Williams served as practice consultant to several private medical practices. He is a faculty member at Clark Atlanta University. He has published several professional articles and holds the rank of Associate Professor at Moore House School of Business. He is the director of the Undergraduate Program in Social Work at Clark Atlanta University. Dr. Williams has and is currently serving on several professional and community advisory boards and is a member of numerous professional organizations. Dr. Williams has not held any position in a reporting public company during the last five years.

Iyabo Onipede, Director. Mrs. Onipede is practicing law in Atlanta since her admission to the Georgia Bar in 1990. Over the last ten years, she has worked in the residential real estate business. In 1994, she founded the Johnson Firm, P.C., a law firm specialized in real estate law. Mr. Onipede graduated from Goucher College in Towson, Maryland in 1985. In 1989, she graduated from Georgetown University Law School. Mrs. Johnson has not held any position in a reporting public company during the last five years.

Section 16(a) Beneficial Ownership Reporting Compliance.

Name of Officer/Director	Forms Filed
Kayode A. Aladesuyi, President, CEO and Director	Forms 3
Valerie Yvette Aladesuyi, Secretary and Director	Forms 3
Harold Jackson, Director	Forms 3
Leontyne Dunn, Director	Forms 3
Iyabo Onipede, Director	Forms 3
Robert Walker, Director	Forms 3
Dr. Melvin Williams	Forms 3

ITEM 10. EXECUTIVE COMPENSATION.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Kayode A. Aladesuyi, President CEO and Chairman	2001	180,000(1)	0	0	5,045,811(2)	0	0	0
Kayode A. Aladesuyi, President CEO and Chairman	2000	180,000(1)	0	0	0	0	0	0
Kayode A. Aladesuyi, President CEO and Chairman	1999	120,000(2)	0	0	0	0	0	0
Valerie Yvette Wells-Aladesuyi, Secretary	2001	0	0	0	87,750(3)	0	0	0
Valerie Yvette Wells-Aladesuyi, Secretary	2000	0	0	0	0	0	0	0
(1) Salary is currently accrued at 15,000 per months, (2) Salary accrued at 10,000 per month.
(2) The Company issued these restricted shares for services provided as President, CEO and Director.
(3) The Company issued these restricted shares for services provided as Officer and and Director.

Kayode A. Aladesuyi, President, CEO and Director
Mr. Aladesuyi is a graduate of Alabama State University. He has been an accountant and principal at Associated Management and Financial Services for 10 years. During that time he has assisted several small and mid-size business owners in starting and successfully developing businesses in the metropolitan area of Atlanta, Georgia. Mr. Aladesuyi is responsible for the overall operation of PlanetLink Communications, Inc. Mr. Aladesuyi has not held any position with other public companies during the last five years.

Valerie Yvette Wells-Aladesuyi, Secretary and Director
Mrs. Wells-Aladesuyi is Human Resource Benefits Manager at Lumenor, an Atlanta, Georgia corporation At PlanetLink, she is responsible for all aspects of the Company's payroll, benefits and human resources. Mrs. Wells-Aladesuyi has over ten years experience in human resources, benefits and payroll matters and provides such services also to other small business. Prior to joining Lumenor, Mrs. Wells-Aladesuyi was a Payroll Specialist for The Coca-Cola Company in Atlanta. In this position, she managed and processed the payroll for the Cole-Cole syrup and beverages plants and retail stores for the U.S. market. Mrs. Wells-Aladesuyi also worked in corporate staffing at Coca-Cola. She started her career in a non-profit organization, SciTrek, where she was responsible for the creation and development of SciTek's Human Resource Department. Mrs. Wells-Aladesuyi attended Auburn University and continues her education at Kennesaw State University. Mrs. Wells-Aladesuyi is a member of the Society of Human Resource Managers (SHRM). Mrs. Wells-Aladesuyi has not held any position in a reporting public company during the last five years.

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

Name	Amount of Stock Beneficially owned(1)	Common Stock Beneficially Owned
Kayode A. Aladesuyi, President, CEO and Chairman 165 West Wieuca Road, Suite 205 Atlanta, GA 30342	5,472,286(2)	60.00%
Laron Butts, Director 110 Stillwood Court Fayetteville, GA 30215	0	0.00%
Leontyne Dunn, Director 3014 Heathgate Court Lawrenceville, GA 30044	50,000	0.55%
Stan Gay, Director 4920 Northway Drive Atlanta, GA 30342	0	0.00%
Robert Walker, Director 782 Vinnings Estates Drive Mableton, GA 30126	50,000(2)	0.55%
Dr. Melvin Williams, Director 95 Collier Road, Suite 4025 Atlanta, GA 30309	100,000	1.10%
Iyabo Onipede, Director 2799 Lawrenceville Hwy, Ste 100 Decatur, GA 30033	12,500	0.13%
Valerie Yvette Wells-Aladesuyi, Secretary, Director 165 West Wieuca Road, Suite 205 Atlanta, GA 30342	500,000	5.48%
Harold Jackson 165 West Wieuca Road, Suite 205 Atlanta, GA 30342	500,000	5.48%
All directors and executive officers (8 persons)	6,159,786	66.55%
(1) Based upon 9,254,643 outstanding PlanetLink Shares as of March 31, 2002, including the 462,732 shares issued to the Fifth Avenue shareholders in connection with the Agreement. (2) Does not include the 750,000 shares beneficially owned by Mr. Aladesuyi's immediate family. (2) JTWROS by Robert Walker and Venice Walker.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

With regard to the issuance and sale of restricted shares of PlanetLink's common stock to executive officers, directors, persons who own more than 5% of PlanetLink's issued and outstanding Common Stock and members of the immediate family of PlanetLink's founder, president and control shareholder, including his spouse and children, PlanetLink issued the following restricted shares:
From inception in May 1999 throughout the fiscal year ended 1999, PlanetLink was initially capitalized by its founder, Mr. Aladesuyi and his family, who purchased 710,785 shares of common stock, adjusted for a 5 for 1 forward split, at a price of $1.00, adjusted to $.20 after the 5 for 1 forward split, which occurred in 2001.
PlanetLink believes that these transactions were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. Mr. Aladesuyi and his family represented their intention to acquire the securities for investment only and not with a view to any distribution of the restricted shares. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.
In September 2000, PlanetLink issued 50,000 restricted shares to Harold Jackson, a director of PlanetLink, for services provided to the Company as director. In October 2000, PlanetLink issued 87,750 restricted shares to Valerie Y. Aladesuyi, Mr. Aladesuyi's wife, who is also PlanetLink's corporate secretary and a director, for services rendered. During June and July 2001, PlanetLink issued 50,000 restricted shares to Leontyne Dunn, 50,000 restricted shares to Robert Walker, 100,000 restricted shares to Dr. Melvin Williams, 12,500 restricted shares to Iyabo Onipede. Each of the above serves as a director for PlanetLink and the restricted shares were issued for services rendered by the individual directors. In addition, PlanetLink sold 450,000 restricted shares to Harold Jackson at $.20 per share, adjusted for the 5 for 1 split, for $97,500. In July 2001, PlanetLink issued 462,732 restricted shares to the shareholders of Fifth Avenue Acquisition I Corp. pursuant to an Agreement and Plan of Merger. In July 2001, PlanetLink issued 5,045,811 restricted shares of common stock to Mr. Aladesuyi for services rendered, and in connection with the plan for PlanetLink to merge with a reporting company under the Exchange Act. Mr. Aladesuyi has never been paid cash compensation by PlanetLink and has devoted all of his business time to the development of the business of PlanetLink since its inception. In July 2001, PlanetLink issued an additional 127,940 restricted shares to Valerie Y. Aladesuyi for continued services rendered as an officer and director of PlanetLink. In Junly 2001, PlanetLink issued 750,000 shares to Mr. Aladesuyi' children, also as part of his plan to merge with a reporting company.

PlanetLink believes that the transactions described above were exempt from registration pursuant to Section 4 (2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. All of the above persons were "accredited investors" as a result of  their positions with PlanetLink as officers and /or directors,  was well as  immediate family members of Mr. Aladesuyi.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.	Description	Page No.
3 (i)	By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
3 (ii)	Articles of Incorporation (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
4	Specimen Stock Certificate (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
10 (i)	Service Agreement with CR Capital Services, Inc. (filed as Exhibit 10(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
10 (ii)	Lock-up Agreement (filed as Exhibit 10(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
10 (iii)	Stock Option Agreement	**
99 (i)	Safe-Harbor Compliance Statement for Forward-Looking Statements (filed as Exhibit to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
99 (ii)	Chapter 607.0850 of the Florida Statutes (filed as Exhibit to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
23	Consent of Accountants filed herewith
* Filed with the Company's Form 10-SB/12g. and incorporated by reference herewith.
** Filed with the Company's Form 10-KSB for the year ended December 31, 2000 and incorporated by reference herewith.

(B) Reports on Form 8-K
During the year ended December 31, 2001, the Company filed a report on Form 8-K on August 6, 2000 announcing an Agreement and Plan of Merger with PlanetLink Communications, Inc., a Georgia corporation  ("PlanetLink").

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2002

PlanetLink Communications, Inc.
By: Kayode Aladesuyi, President and CEO
/s/ Kayode Aladesuyi

EXHIBIT 23 Consent of Accountants

PlanetLink Communications, Inc.
5040 Rosewell Road, Suite 250
Atlanta, GA 30342
April 11, 2002

Re: Consent to include audit report in Form 10-KSB

Gentlemen:

We consent to the inclusion of our Auditor's Report dated April 11, 2002, covering the financial statements for the year ended December 31, 2001, in the Form 10-KSB, for PlanetLink Communications, Inc.

Yours truly,

Kahn Boyd Levychin, Certified Public Accountants
/s/ Kahn Boyd Levychin