Form 10QSB
period 2002-03-31
PLANETLINK COMMUNICATIONS INC
filed 2002-05-30
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-31763

PlanetLink Communications, Inc.
(Exact name of small business issuer as specified in its charter)

Georgia	58-2466623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5040 Rosewell Road, Suite 250, Atlanta, GA	30342
(Address of principal executive offices)	(Zip Code)

(404) 781-0777
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 9,254,643 shares outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KAHN BOYD LEVYCHIN, LLP
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
99 Wall Street, 10th Floor New York, NY 10005
(212) 843-4100

 Accountants' review report

To the Board of Directors
PlanetLink Communications, Inc.
Atlanta, Georgia

We have reviewed the accompanying balance sheet of PlanetLink Communications, Inc. as of March 31, 2002, and the related statements of operations, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of PlanetLink Communications, Inc. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company’s management.

A review consists of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kahn Boyd Levychin

Kahn Boyd Levychin,
Certified Public Accountants
May 17, 2002

PlanetLink Communications, Inc.
Balance Sheets
March 31, 2002
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15,248
Accounts receivable	21,289
Total current assets	36,537

Fixed assets
Furniture and equipment	63,297
63,297
Less: accumulated depreciation	11,435
Net fixed assets	51,862

Other assets
Security deposits	4,200
Total other assets	4,200
Total assets	$92,599

Liabilities and Stockholders' Equity
Current liabilities
Accounts and accrued expenses payable	$213,514
Payroll taxes payable	133,272
Loans payable (Note 1)	176,579
Line of credit payable (Note 2)	49,579
Total current liabilities	572,944
Total liabilities	572,944

Stockholders' equity
Common stock (50,000,000 shares $.001 par value authorized,
9,254,643 shares issued and outstanding)	9,255
Additional paid-in capital	(673,989)
Accumulated deficit	(1,163,589)
Total stockholders' equity	(480,345)
Total liabilities and stockholders' equity	$92,599
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Statements of Operations
For the three months ended March 31, 2002 and 2001
(Unaudited)
	March 31,
	2002	2001
Revenue	$411,684	$156,488
Cost of revenue	263,055	196,422
Gross profit	148,629	(39,954)
Operating expenses	316,039	179,359
Loss from operations	(167,410)	(219,313)
Other income (expenses)
Forgiveness of debt	-	116,882
Total other income (expenses)	-	116,882
Net loss	$(167,410)	$(102,431)
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Statement of Cash Flows
For the three months ended March 31, 2002 and 2001
	March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(167,410)	$(102,431)
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	3,688	629
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	(9,868)	125,381
Increase in security deposits	(3,625)	-
Decrease in accounts and accrued expenses payable	(10,296)	(30,331)
Increase in payroll taxes payable	40,906	5,819
Net cash used by operating activities	(146,605)	(933)

Cash flows from investing activities:
Purchases of office equipment	(14,397)	(13,101)
Net cash used by investing activities	(14,397)	(13,101)

Cash flows from financing activities
Proceeds from purchase of common stock	-	22,600
Decrease in officer's loans payable	-	(8,360)
Net increase in loan payable	176,579	-
Net cash provided by financing activities	176,579	14,240

Increase in cash and cash and cash equivalents	15,577	206
Cash and cash equivalents, beginning of year	(329)	1,130
Cash and cash equivalents, end of year	$15,248	$1,336

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest expense	$-	$-
Income taxes	$-	$-
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PLANETLINK COMMUNICATIONS, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

PlanetLink Communications, Inc. ("the Company") is in the business of reselling internet, and direct television services. The Company was incorporated in the State of Georgia in May of 1999.

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

PLANETLINK COMMUNICATIONS, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – LOANS PAYABLE

Loans payable are as follows:

Advances to the Company from various shareholders.
The advances will be converted into common stock in the second quarter of 2002.	$129,200
Advances to the Company by the Company’s President.
The amounts are due on demand and are non-interest bearing.	47,379
$176,579

NOTE 2 – LINE OF CREDIT

The Company has a line of credit with Citizens Trust Bank. The line of credit accrues interest at 7.5% per annum.

NOTE 3 – INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

Net operating loss to be carried forward	$ 290,897
Less: valuation allowance	290,897
$ -

The Company incurred no Georgia state income tax expense for the three months ended March 31, 2002, and utilized no tax carryforward losses. The Company has a net operating loss carryover of $1,163,589 to offset future income tax. The net operating losses expire as follows:

December 31, 2009	$112,825
2010	418,822
2011	464,532
2012	167,410

NOTE 4 – OPERATING FACILITIES

The Company maintained its offices under an operating lease that expired in February 2002. In March 2002 the company signed a new operating lease for three years expiring on February 2005. The future minimum rental payments for these obligations are as follows:

December 31, 2002	$48,030
2003	52,080
2004	54,163
2005	9,085

NOTE 5 - COMMITMENTS AND CONTINGENCIES

There are various legal proceedings against the Company. While it is not feasible to predict or determine the outcome of any of these cases, it is the opinion of management that their outcome will have no material adverse effect on the financial position of the Company.

NOTE 6 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable of time.

As shown in the accompanying financial statements, the Company incurred a net loss of $167,410 for the three months ended March 31, 2002, and as of that date had incurred cumulative losses since inception of $1,163,589.

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

Item 2. Management’s Discussion and Analysis

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

This discussion contains certain estimates and plans related to the industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know the future level of growth of the industry we operate in, and particularly the level of growth of the satellite industry. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

Results of Operations - For the Three-Month Period Ended March 31, 2002 and 2001

Revenues. Our revenues increased by 163% to $411,684 for the three month period ended March 31, 2002 from $156,488 during the same period in the prior year. This increase is primarily attributable to revenues related to the sale of EchoStar dish networks through growth of our retail network and our retail locations.

Cost of revenues. Our cost of revenues consist primarily of costs associated with the wholesale cost of buying dish satellite equipment from EchoStar and costs associated with distribution of such equipment. We had cost of revenues of $263,055 for the three month ended March 31, 2002 compared to $196,422 or an increase by 34%. We expect cost of goods sold to increase in future periods only to the extent that our sales volume increases. Our increase in cost of revenues during the three-month period ended March 31, 2002 was less than our increase in revenues.

Gross Margin. We improved our gross profit margin to 36% for the period ended Mach 31, 2002 compared to a negative gross profit during the same period in the prior year.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. We had operating expenses for the three month period ended March 31, 2002 of $316,039 compared to operating expenses of $179,359 during the three-month period in the prior year. Our operating expenses increased because of costs associated with our expansion plan.
Our operating expenses are expected to decrease as a percentage of revenue in future periods because our existing operating infrastructure is expected to allow a increase in revenues without having to incrementally add operating expenses. However, we expect these expenses to increase in absolute dollars as we continue to expand our network of retail locations and incur additional costs related to the growth of our business and being a public company.

Net Loss. Our net loss for the three month period ended March 31, 2002 was $167,410 compared to a net loss of $102,431 during the three-month period ended March 31, 2001. The increase in our net loss was primarily due to the increase in our operating expenses related to our expansion plan.

Liquidity and Capital Resources.

At March 31, 2002, we had total current assets of $36,537 compared to $11,421 at December 31, 2001. We had $21,289 accounts receivable at March 31, 2002 compared to $11,421 on December 31, 2001. We believe that our accounts receivable are fully collectable.

We had fixed assets of $51,862 at March 31, 2002 compared to fixed assets of $41,152 at December 31, 2001. Our total assets were $92,599 at March 31, 2002 compared to total assets of $53,148 at December 31, 2001, an increase by 74%.

Our total current liabilities increased to $572,944 at March 31, 2002 compared to total current liabilities of $366,083 at December 31, 2001. We had no long-term liabilities as of March 31, 2002 and December 31, 2000.

We had a negative cash flow from operations of $146,605 during the three month period ended March 31, 2002 compared to a negative cash flow from operations of $933 during the three-month period ended March 31, 2001. This use of cash during the period ended March 31, 2002 is principally the result of the increase in our net loss, a decrease in accounts payable, offset by an increase payroll taxes payable.

Net cash used in investing activities was $14,397 for the three month period ended March 31, 2002 compared to cash used in investing activities of $13,101 during the comparable period in the prior year. We invested mainly in office and computer equipment during the period ended March 31, 2002.

Net cash provided by financing activities was $176,579 during the three-month period ended March 31, 2002 compared to cash provided by financing activities of $14,240 in the same period in the prior year. During the three-month period ended March 31, 2002, we financed our negative cash flow from operations through loans provided by shareholders and loans from the Company's president. During the three-month period ended March 31, 2001, we financed our operations through the sale of restricted shares with proceeds of $22,600.

We do not have existing capital resources available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our limited capital resources and negative cash flow from operations may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. At present, we have a line of credit with the Citizens Trust Bank. See Note 2 to the financial statements. To the extent that additional debt financing proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Security

During the three-month period ended March 31, 2002, we did not sell nor issue any restricted shares.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

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

(b) Form 8-K.

The Company filed an amended Current Report on Form 8-K on January 24, 2002 with disclosure under Item 1, Change in Control of the Registrant, under Item 2, Acquisition of Assets, under Item 6, Resignation of Directors and Executive Officers and under Item 7, Financial Statements. All disclosure items are related to the merger of PlanetLink Communications, Inc. into Fifth Avenue Acquisition I Corp. PlanetLink became the successor reporting company under the Exchange Act. The Company also filed a Current Report on Form 8-K on February 7, 2002 disclosing under Item 6 a Change in the Company's accountants in connection with the merger of PlanetLink into Fifth Avenue Acquisition I Corp. and disclosing under Item 6 Resignation of Directors and Executive Officers.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlanetLink Communications, Inc.
By: /s/ Kayode Aladesuyi, CEO and President
Dated: May 30, 2002
Atlanta, GA