Form 10KSB/A
period 2001-12-31
PLANETLINK COMMUNICATIONS INC
filed 2002-07-03
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

As of July 3, 2002, there were 9,254,643 shares of the issuer's Common Stock issued and outstanding. There is no active trading market in the shares of the Issuer’s common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 6,159,786 shares of the Issuer’s issued and outstanding common stock. 3,094,857 shares are held by non-affiliates.(*)

Documents incorporated by reference: The Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and the Annual Report to security holders for fiscal year ended December 31, 2000, incorporated in Part III, Item 13.

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

During fiscal year 2001 and the quarter ending March 31, 2002, the Company did not report segment information because substantially all of this Company's revenues were derived from its satellite television service. As a result, the Company does not measure its operating results, assets, or liabilities by segment. However, the Company has disclosed limited segment information in note 12 to its notes to the financial statements because the Company generated revenues during 2000 from each of its services.

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

Results of Operations - For the Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

Revenues. Our revenues increased to $574,079 for the year ended December 31, 2001 compared to revenues of $423,220, or an increase by 30%. This increase is primarily attributable to revenues related to the sale of EchoStar dish networks through growth of our network and our retail locations.

Cost of revenue. Our cost of revenues consist primarily of costs associated with the wholesale cost of buying dish satellite equipment from EchoStar and costs associated with distribution of such equipment. We had cost of revenues of $461,114 for the year ended December 31, 2001 compared to cost of revenues of $382,724 during the year 2000. We expect cost of goods sold to increase in future periods only to the extent that our sales volume increases.

Gross Margin. We improved our gross profit from $40,496 in 2000 to $112,965 in 2001 or from 13% in 2000 to 20% in 2001.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. We had operating expenses for the year ended December 31, 2001 of $551,578 compared to operating expenses of $607,739 in the 2000.
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

Loss from Operations. We had a loss from operations of $438,613 for the year ended December 31, 2001 compared a loss from operations of $567,243 for the year 2000. The loss from operations is mainly attributable to initial cost associated with expanding our network of retail locations.

Other Income.

In the year ended December 31, 2001, we had $115,056 in other income mainly due to forgiveness of debt compared to an other income of $7,446 in 2000 attributable to miscellaneous, interst income and offset by interest expense. See also note 3 "Forgiveness of Debt" in the notes to the notes to the financial statements.

Net Loss. Our net loss for the year ended December 31, 2001 was $323,557 compared to a net loss of $559,797, or a decrease by 42%.

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

Net cash provided by financing activities was $208,169 for the year ended 2001 compard to cash provided by financing activities of $235,714 in 2000. We financed our negative cash flow from operations through the sale of common stock and through loans from officers. We received proceeds in the amount of $216,200 during the year ended December 31, 2001 from the issuance of restricted shares of common stock compared to $177,775 in 2000.

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

KAHN BOYD LEVYCHIN, LLP
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
99 Wall Street, 10th Floor New York, NY 10005
(212) 843-4100

 Auditors’ Report

To the Board of Directors
PlanetLink Communications, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheets of Planetlink Communications, Inc. as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders’ equity, and cash flows, and the accompanying supplementary information contained, which is presented only for supplementary analysis purposes, for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planetlink Communications, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kahn Boyd Levychin

Kahn Boyd Levychin,
Certified Public Accountants
July 2, 2002

PlanetLink Communications, Inc.
Balance Sheets
December 31, 2001 and 2000

Assets	2001	2000(as restated)
Current assets
Cash and cash equivalents	$-	$1,130
Accounts receivable	11,421	133,522
Total current assets	11,421	134,652

Fixed assets
Furniture and equipment	48,900	2,015
	48,900	2,015
Less: accumulated depreciation	7,748	403
Net fixed assets	41,152	1,612

Other assets
Security deposits	575	575
Total other assets	575	575
Total assets	$53,148	$136,839

Liabilities and Stockholders' Equity
Current liabilities
Cash overdraft	$329	$-
Accounts and accrued expenses payable	223,809	242,287
Payroll taxes payable	92,366	48,328
Line of credit payable (Note 1)	49,579	49,579
Officer's loan payable (Note 2)	-	8,360
Total current liabilities	366,083	348,554
Total liabilities	366,083	348,554

Stockholders' equity
Common stock (50,000,000 shares $.001 par value authorized,
9,254,643 and 2,091,410 shares issued and outstanding, respectively)	9,254	2,091
Additional paid-in capital	673,989	458,816
Accumulated deficit	(996,179)	(672,622)
Total stockholders' equity	(312,936)	(211,715)
Total liabilities and stockholders' equity	$53,148	$136,839
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Statements of Operations
For the year ended December 31, 2001 and 2000
	2001	2000(as restated)
Revenue
Satellite television services	$564,332	$163,881
Local and long distance telephone services	-	258,588
Internet access	9,747	751
Total revenue	574,079	423,220
Cost of revenue	461,114	382,724
Gross profit	112,965	40,496
Operating expenses	551,578	607,739
Loss from operations	(438,613)	(567,243)

Other income (expense)
Forgiveness of debt (Note 3)	116,882	-
Miscellaneous income	1,889	16,780
Interest income	-	592
Interest expense	(3,715)	(9,926)
Total other income (expense)	115,056	7,446
Net loss	$(323,557)	$(559,797)

Loss per weighted average shares of common stock outstanding	$(.0746)	$(.6017)
Weighted average number of shares of common stock outstanding	4,336,345	930,296
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Statement of Changes in Stockholders' Equity
(adjusted for stock split)
For the year ended December 31, 2001 and 2000
	Common Stock		Additional		Total
			paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance, December 31, 1999	710,785	$711	$141,446	$(112,825)	$29,332
Common stock issued for cash	675,750	676	177,099		177,775
Net loss				(418,822)	(418,822)
Balance, December 31, 2000, as previously reported	1,386,535	1,386	318,546	(531,647)	(211,715)
Prior period adjustment (Note 10)	704,875	705	140,270	(140,975)	-
Balance, December 31, 2000	2,091,410	2,091	458,816	(672,622)	(211,715)
Common stock issued for cash	564,250	564	215,636	-	216,200
Common stock issued for services	6,136,251	6,136	-	-	6,136
Common stock issued in Fifth Avenue Acquisition I Corp. Acquisition	462,732	463	(463)	-	-
Net Loss				(323,557)	(323,557)
Balance, December 31, 2001	9,254,643	$9,254	$673,989	$(996,179)	$(312,936)
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Statement of Changes in Stockholders' Equity
(prior to stock split)
For the year ended December 31, 2001 and 2000
			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance, December 31, 1999	142,157	$142,157	-	$(112,825)	$29,332
Common stock issued for cash	135,150	$135,150	$42,625	-	177,775
Net loss				(418,822)	(418,822)
Balance, December 31, 2000, as previously reported	277,307	277,307	$42,625	(531,647)	(211,715)
Prior period adjustment (Note 10)	140,975	140,975	-	(140,975)	-
Balance, December 31, 2000	418,282	418,282	42,625	(672,622)	(211,715)
Common stock issued for cash	112,850	112,850	103,350	-	216,200
Common stock issued for services	1,227,250	1,227,250	-	-	1,227,250
Common stock issued in Fifth Avenue Acquisition I Corp. Acquisition	92,546	92,546	(92,546)	-	-
Net Loss				(323,557)	(323,557)
Balance, December 31, 2001, prior to stock split	1,850,928	1,850,928	53,429	(996,179)	(312,935)
Adjustments for stock split	7,403,715	(1,841,673)	620,560	-	(1,221,113)
Balance, December 31, 2001	9,254,643	$9,255	$673,989	$996,179	$(312,935)
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Statement of Cash Flows
For the years ended December 31, 2001 and 2000
	2001	2000
Cash flows from operating activities:
Net loss	$(323,557)	$(559,797)
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	7,345	403
Common stock issued for fees and services	6,136	140,975
Forgiveness of debt	(116,882)	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	122,101	(133,523)
Increase in security deposits	-	(575)
Increase in accounts and accrued expenses payable	98,405	242,288
Increase in payroll taxes payable	44,038	48,328
Net cash used by operating activities	(162,414)	(261,901)

Cash flows from investing activities:
Purchases of office equipment	(46,885)	(2,015)
Net cash used by investing activities	(46,885)	(2,015)

Cash flows from financing activities
Proceeds from sale of common stock	216,200	177,775
Proceeds from line of credit	-	49,579
Cash overdraft	329	-
Decrease in officer's loan payable	(8,360)	-
Proceeds from officer's loan	-	8,360
Net cash provided by financing activities	208,169	235,714

Decrease in cash and cash and cash equivalents	(1,130)	(28,202)
Cash and cash equivalents, beginning of year	1,130	29,332
Cash and cash equivalents, end of year	$-	$1,130

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest expense	$683	$9,926
Income taxes	$-	-
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Schedule of Operating Expenses
For the Years Ended December 31, 2001 and 2000
Salaries	$ 141,381	$161,072
Payroll taxes	21,452	16,615
Bad debts	123,063	-
Rent	97,625	23,682
Telephone	21,740	30,777
Labor	18,250	26,283
Office expenses	17,309	28,763
Marketing and advertising	16,991	86,112
Automobile expenses	13,770	13,431
Bank charges	12,065	-
Equipment rental	10,890	5,557
Professional fees	10,079	17,653
Office supplies	7,867	17,251
Depreciation expense	7,345	403
Graphic design and printing	6,448	1,342
Common stock issued for fees	6,136	140,975
Repairs and maintenance	3,758	579
Printing and reproduction	3,223	10,072
Postage and delivery	2,803	3,007
Insurance	2,111	1,069
Recruiting	1,929	159
Licenses and permits	1,883	560
Promotional expenses	1,714	12,516
Miscellaneous	902	1,633
Travel and entertainment	605	6,277
Contributions	136	15
Dues and subscription	103	35
	$551,578	$607,739
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Summary of Significant Accounting Policies

Organization

Planetlink Communications, Inc. ("the Company") was incorporated in the State of Georgia in May of 1999 and is in the business of reselling local and long distance telephone, internet, and direct television services. The Company suspended its local and long distance telephone services during 2000.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Accounting basis and revenue recognition

The Company uses the accrual basis of accounting for financial statement and income tax reporting. Expenses are realized when the obligation is incurred.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) that provided the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. As a result to the adoption of SAB 101, the Company has adopted the following with respect to revenue recognition:   revenue from satellite television service comes from two sources,  activation fees and sales revenue; revenue from activation fees are recognized on the date that the customer’s account has been activated because activation fees are non refundable; sales revenue is recognized after installation of the satellite, and is recorded weekly;  revenue from local and long distance telephone service is recognized after the customer signs up, and is billed and recognized monthly. The Company does not believe that the adoption of SAB 101 has had a material effect upon its financial statements.

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

NOTE 2 – OFFICER’S LOAN PAYABLE

The officer’s loan payable is non-interest bearing and due on demand.

NOTE 3 – FORGIVENESS OF DEBT

Forgiveness of debt represents amounts payable to BellSouth, a vendor, from prior periods that was not paid by the Company. The amounts payable to BellSouth were payables incurred during the ordinary course of the Company's business operations. The Company has been informed by BellSouth that this liability has been written off by them and accordingly the liability has been removed from the Company's balance sheet and the amount has been recorded as other income, forgiveness of debt during 2001.

NOTE 4 – INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

	2001	2000 (as restated)
Net operating loss to be carried forward	$ 249,045	$168,156
Less: valuation allowance	$ 249,045	168,156
Net deferred tax asset	$ -	$ -

It is believed that the Company will not ever benefit from the deferred tax asset.

The Company incurred no Georgia state income tax expense for the year ended December 31, 2001 and 2000, and utilized no tax carryforward losses.

The Company has a net operating loss carryover of $996,179 to offset future income tax. The net operating losses expire as follows:

December 31, 2019	$112,825
December 31, 2020	559,797
December 31, 2021	323,557

NOTE 5 – OPERATING FACILITIES

The Company maintained its offices under an operating lease that expired in February 2002. In March 2002 the company signed a new operating lease for three years expiring on February 2005. The future minimum rental payments for these obligations are as follows:

December 31, 2002	$48,030
December 31, 2003	52,080
December 31, 2004	54,163
December 31, 2005	9,085

NOTE 6 – COMMITMENTS AND CONTINGENCIES

There are various legal proceedings against the Company. While it is not feasible to predict or determine the outcome of any of these cases, it is the opinion of management that their outcome will have no material adverse effect on the financial position of the Company.

NOTE 7 –MERGER WITH FIFTH AVENUE ACQUISITION I CORPORATION

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

NOTE 8 – STOCK SPLIT AND CHANGE IN PAR VALUE OF COMMON STOCK

On September 20, 2001, the Company effectuated a 5 for 1 forward split of its common stock. In addition the par value of its common stock was changed from $1 to $.001.

NOTE 9 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable of time.

As shown in the accompanying financial statements, the Company incurred a net loss of $323,557 and $559,797 for the year ended December 31, 2001 and 2000, and as of that date had incurred cumulative losses since inception of $996,179.

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

NOTE 10 – PRIOR PERIOD ADJUSTMENT

During the year ended December 31, 2001, a change was made to the Company’s accumulated deficit to properly account for the payment in 2000 of $140,975 worth of services rendered to the Company that was paid with common stock.

The adjustment increased accumulated deficit by $140,975, increased common stock by $706 and increased additional paid-in capital by $140,269.

NOTE 11 – SUSPENSION OF LOCAL AND LONG DISTANCE TELEPHONE SERVICES

Because of the current review by the Georgia Public Service Commission of the rules and regulations regarding Competitive Local Exchange Carriers (CLEC) in the telecommunications market, the Company is opting not to offer local and long distance telephone services until the regulatory environment makes it more profitable to compete. The Company is still licensed and capable of offering telephone service in the 9 Southeastern states.

NOTE 12 – SEGMENT INFORMATION

Because of the current review by the Georgia Public Service Commission of the rules and regulations regarding Competitive Local Exchange Carriers (CLEC) in the telecommunications market, the Company is opting not to offer local and long distance telephone services until the regulatory environment makes it more profitable to compete. The Company is still licensed and capable of offering telephone service in the 9 Southeastern states.

	2001	2000 (as restated)
Revenue
Satellite television services	$564,332	$163,881
Local and long distance telephone services	-	258,588
Internet access	9,747	751
Total revenue	$574,079	$423,220

The Company suspended its local and long-distance telephone services by the end of fiscal year 2000.

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

Date: July 3, 2002

PlanetLink Communications, Inc.
By: Kayode Aladesuyi, President and CEO
/s/ Kayode Aladesuyi