Form 10KSB/A
period 2001-12-31
PLANETLINK COMMUNICATIONS INC
filed 2002-07-22
CIK 1123845

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

As of July 17, 2002, there were 9,254,643 shares of the issuer's Common Stock issued and outstanding. There is no active trading market in the shares of the Issuer’s common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 6,159,786 shares of the Issuer’s issued and outstanding common stock. 3,094,857 shares are held by non-affiliates.(*)

Documents incorporated by reference: The Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and the Annual Report to security holders for fiscal year ended December 31, 2000, incorporated in Part III, Item 13.

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
July 17, 2002

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

PlanetLink Communications, Inc.
Statements of Operations
For the year ended December 31, 2001 and 2000
	2001	2000(as restated)
Revenue
Satellite television services	$564,332	$163,881
Local and long distance telephone services	-	258,588
Internet access	9,747	751
Total revenue	574,079	423,220
Cost of revenue
Satellite television service	456,843	205,680
Local and long distance telephone service	-	177,044
Internet access	4,271	-
Total cost of revenue	461,114	382,724
Gross profit	112,965	40,496
Operating expenses	551,578	607,739
Loss from operations	(438,613)	(567,243)

Other income (expense)
Forgiveness of debt (Note 3)	116,882	-
Miscellaneous income	1,889	16,780
Interest income	-	592
Interest expense	(3,715)	(9,926)
Total other income (expense)	115,056	7,446
Net loss	$(323,557)	$(559,797)

Loss per weighted average shares of common stock outstanding	$(.0746)	$(.6017)
Weighted average number of shares of common stock outstanding	4,336,345	930,296
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

PlanetLink Communications, Inc.
Statement of Cash Flows
For the years ended December 31, 2001 and 2000
	2001	2000 (as restated)
Cash flows from operating activities:
Net loss	$(323,557)	$(559,797)
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	7,345	403
Common stock issued for fees and services	6,136	140,975
Forgiveness of debt	(116,882)	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	122,101	(133,523)
Increase in security deposits	-	(575)
Increase in accounts and accrued expenses payable	98,405	242,288
Increase in payroll taxes payable	44,038	48,328
Net cash used by operating activities	(162,414)	(261,901)

Cash flows from investing activities:
Purchases of office equipment	(46,885)	(2,015)
Net cash used by investing activities	(46,885)	(2,015)

Cash flows from financing activities
Proceeds from sale of common stock	216,200	177,775
Proceeds from line of credit	-	49,579
Cash overdraft	329	-
Decrease in officer's loan payable	(8,360)	-
Proceeds from officer's loan	-	8,360
Net cash provided by financing activities	208,169	235,714

Decrease in cash and cash and cash equivalents	(1,130)	(28,202)
Cash and cash equivalents, beginning of year	1,130	29,332
Cash and cash equivalents, end of year	$-	$1,130

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest expense	$683	$9,926
Income taxes	$-	-
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

NOTE 10 – PRIOR PERIOD ADJUSTMENT AND RESTATEMENT OF PRIOR YEARS'S FINANCIAL STATEMENT

The balance sheet and statement of operations contained in the financial statements for the year ended December 31, 2000 have been restated. The reason for the restatement are as follows:

During the year ended December 31, 2001, a change was made to the Company’s accumulated deficit to properly account for the payment in 2000 of $140,975 for services rendered to the Company that were paid with the issuance of 140,975 shares of common stock which was not previously reflected in the 2000 financial statements.

The adjustment increased accumulated deficit by $140,975, increased common stock by $706 and increased additional paid-in capital by $140,269. In addition, operating expenses and net loss for the year ended December 31, 2000 were increased by $140,975.

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

Date: July 22, 2002

PlanetLink Communications, Inc.
By: Kayode Aladesuyi, President and CEO
/s/ Kayode Aladesuyi