Form 10QSB
period 2002-06-30
PLANETLINK COMMUNICATIONS INC
filed 2002-08-14
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 9,254,643 shares outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KAHN BOYD LEVYCHIN, LLP
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
99 Wall Street, 10th Floor New York, NY 10005
(212) 843-4100

 Accountants' review report

To the Board of Directors
PlanetLink Communications, Inc.
Atlanta, Georgia

We have reviewed the accompanying balance sheets of PlanetLink Communications, Inc. as of June 30, 2002 and 2001, and the related statements of operations, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of PlanetLink Communications, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company’s management.

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

Kahn Boyd Levychin

Kahn Boyd Levychin,
Certified Public Accountants
August 14, 2002

PlanetLink Communications, Inc.
Balance Sheets
June 30, 2002
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,234
Accounts receivable	48,151
Total current assets	49,385

Fixed assets
Furniture and equipment	63,297
Less: accumulated depreciation	15,122
Net fixed assets	48,175

Other assets
Capitalized software costs	75,293
Security deposits	4,200
Total other assets	79,493
Total assets	$177,053

Liabilities and Stockholders' Equity
Current liabilities
Accounts and accrued expenses payable	$230,339
Payroll taxes payable	212,310
Line of credit payable (Note 1)	49,579
Officer's loan payable (Note 2)	416,987
Total current liabilities	909,215
Total liabilities	909,215

Stockholders' equity
Common stock (50,000,000 shares $.001 par value authorized,
9,254,643 shares issued and outstanding)	9,254
Additional paid-in capital	(673,990)
Accumulated deficit	(1,415,406)
Total stockholders' equity	(732,162)
Total liabilities and stockholders' equity	$177,053
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Statements of Operations
For the Six months ended June 30, 2002 and 2001
(Unaudited)

	June 30,
	2002	2001
Revenue
Satellite television services	$687,050	$263,643
Total revenue	687,050	263,643
Cost of revenue	429,982	291,255
Gross profit (loss)	257,068	(27,612)
Operating expenses	674,609	247,521
Loss from operations	(417,541)	(275,133)
Other income (expenses)
Forgiveness of debt (Note 3)	-	116,882
Miscellaneous income	158	-
Interest income	-	-
Interest expenses	(1,844)	(304)
Total other income (expenses)	(1,686)	116,578
Net loss	$(419,227)	$(158,555)
Loss per weighted average shares of common stock outstanding	$(.0967)	$(.1646)
Weighted average number of shares of common stock outstanding	4,336,345	963,534
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Statement of Cash Flows
For the six months ended June 30, 2002 and 2001

(Unaudited)
	June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(419,226)	$(158,555)
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	7,374	1,658
Forgiveness of debt	-	116,882
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	(36,730)	8,499
Increase in security deposits	(3,625)	-
Increase (Decrease) in accounts and accrued expenses payable	6,529	(34,089)
Increase in payroll taxes payable	119,944	10,104
Net cash used by operating activities	(325,734)	(55,501)

Cash flows from investing activities:
Purchases of office equipment	(14,397)	(18,692)
Software development cost incurred	(75,293)	-
Net cash used by investing activities	(89,690)	(18,692)

Cash flows from financing activities
Proceeds from purchase of common stock	-	78,600
Increase (decrease) in officer's loan payable	416,987	(8,360)
Cash overdraft	-	2,823
Net cash provided by financing activities	416,987	73,063

Increase in cash and cash and cash equivalents	1,563	(1,130)
Cash and cash equivalents, beginning of year	(329)	1,130
Cash and cash equivalents, end of year	$1,234	$-

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest expense	$-	$304
Income taxes	$-	$-
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Summary of Significant Accounting Policies

Organization

PlanetLink Communications, Inc. ("the Company") is in the business of reselling local and long distance telephone, internet, and direct television services. The Company suspended its local and long distance telephone services during 2000.

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

Revenue from satellite television service comes from two sources: activation fees and sales revenue. Revenue from activation fees are recognized on the date that the customer’s account has been activated. Activation fees are non refundable. Sales revenue is recognized after installation of the satellite, and is recorded weekly. Revenue from local and long distance telephone service is recognized after the customer signs up, and is billed and recognized monthly.

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

Capitalized software costs

Capitalized software costs are recorded at cost. Amortization will be computed using the straight line method over 5 years once the total costs have been incurred, and the asset has been placed in service.

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

NOTE 4 – INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

Net operating loss to be carried forward	$ 353,852	$ 207,794
Less: valuation allowance	353,852	207,794
	$ -

The Company incurred no Georgia state income tax expense for the six months ended June 30, 2002 and 2001, and utilized no tax carryforward losses.

The Company has a net operating loss carryover of $1,415,406 to offset future income tax. The net operating losses expire as follows:

December 31, 2019	$112,825
2020	559,797
2021	323,557
2022	419,227

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

The merger was done pursuant to a plan for the Company to go public in the third quarter of 2002.

NOTE 8 – STOCK SPLIT AND CHANGE IN PAR VALUE OF COMMON STOCK

On September 20, 2001 the Company effectuated a 5 for 1 forward split of its common stock. In addition the par value of its common stock was changed from $1 to $.001.

NOTE 9 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company has incurred net losses of $323,557 and $559,797 respectively for the years ended December 31, 2001 and 2000, and as of June 30, 2002 had incurred cumulative losses since inception of $1,415,406.

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

NOTE 10 – PRIOR PERIOD ADJUSTMENT AND RESTATEMENT OF PRIOR YEAR’S FINANCIAL STATEMENT

During the year ended December 31, 2001, a change was made to the Company’s accumulated deficit to properly account for the payment in 2000 of $140,975 worth of services rendered to the Company that was paid with common stock that was not reflected previously in 2000.

The adjustment increased accumulated deficit by $140,975, increased common stock by $706 and increased additional paid-in capital by $140,269. In addition operating expenses and net loss for the year ended December 31, 2000 were increased by $140,975.

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

NOTE 12 – SEGMENT INFORMATION

The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:

	2001	2000 (as restated)
Revenue
Satellite television services	$687,050	$263,643
Local and long distance telephone services	-	-
Internet access	-	-
Total revenue	$687,050	$263,643

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

Results of Operations - For the Six-Month Period Ended June 30, 2002 and 2001

Revenues. Our revenues increased by 161% to $687,050 for the six-month period ended June 30, 2002 from $263,643 during the same period in the prior year. This increase is primarily attributable to revenues related to the sale of EchoStar dish networks through growth of our retail network and our retail locations.

Cost of revenues. Our cost of revenues consist primarily of costs associated with the wholesale cost of buying dish satellite equipment from EchoStar and costs associated with distribution of such equipment. We had cost of revenues of $429,982 for the six month ended June 30, 2002 compared to $291,255 during the same period in the prior year, or an increase by 48%. We expect cost of goods sold to increase in future periods only to the extent that our sales volume increases. Our increase in cost of revenues during the six-month period ended June 30, 2002 was less than our increase in revenues.

Gross Margin. We improved our gross profit margin to 37.74% for the six-month period ended June 30, 2002 compared to a negative gross profit during the same period in the prior year.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. We had operating expenses for the three month period ended June 30, 2002 of $674,609 compared to operating expenses of $247,521 during the six-month period in the prior year. Our operating expenses increased due to costs associated with our expansion plan.
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

Net Loss. Our net loss for the six month period ended June 30, 2002 was $419,227 compared to a net loss of $158,555 during the six-month period ended June 30, 2001. The increase in our net loss was primarily due to the increase in our operating expenses related to our expansion plan.

Liquidity and Capital Resources.

At June 30, 2002, we had total current assets of $49,385 compared to total current assets of $11,421 at December 31, 2001. We had $48,151 accounts receivable at June 30, 2002 compared to $11,421 on December 31, 2001. We believe that our accounts receivable are fully collectable.

We had fixed assets of $48,175 at June 30, 2002 compared to fixed assets of $41,152 at December 31, 2001. Our total assets were $177,053 at June 30, 2002 compared to total assets of $53,148 at December 31, 2001.

Our total current liabilities increased to $909,215 at June 30, 2002 compared to total current liabilities of $366,083 at December 31, 2001. We had no long-term liabilities as of June 30, 2002 and December 31, 2001. The increase in total liabilities was mainly due to an increase in loans payable to officer of the company.

We had a negative cash flow from operations of $325,734 during the six-month period ended June 30, 2002 compared to a negative cash flow from operations of $55,501 during the six-month period ended June 30, 2001. This use of cash during the six-month period ended June 30, 2002 is principally the result of the increase in our net loss and an increase in accounts receivable.

Net cash used for investing activities was $89,690 for the six-month period ended June 30, 2002 compared to cash used in investing activities of $18,692 during the comparable period in the prior year. We invested mainly in office and computer equipment and development of software during the six-month period ended June 30, 2002.

Net cash provided by financing activities was $416,987 during the six-month period ended June 30, 2002 compared to cash provided by financing activities of $73,063 in the same period in the prior year. During the six-month period ended June 30, 2002, we financed our negative cash flow from operations through loans provided by the Company's president. During the six-month period ended June 30, 2001, we financed our operations through the sale of restricted shares with proceeds of $78,600.

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

Our limited capital resources and negative cash flow from operations may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. At present, we have a line of credit with the Citizens Trust Bank. See Note 1 to the financial statements. To the extent that additional debt financing proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Security

During the three-month period ended June 30, 2002, we did not sell nor issue any restricted shares.

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

(b) Form 8-K.

The Company did not file a Form 8-K during the three months ended June 30, 2002.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlanetLink Communications, Inc.
By: /s/ Kayode Aladesuyi, CEO and President
Dated: August 30, 2002
Atlanta, GA