Form 10QSB
period 2002-09-30
PLANETLINK COMMUNICATIONS INC
filed 2002-11-15
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 9,254,643 shares outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KAHN BOYD LEVYCHIN, LLP
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
99 Wall Street, 10th Floor New York, NY 10005
(212) 843-4100

 Accountants' review report

To the Board of Directors
PlanetLink Communications, Inc.
Atlanta, Georgia

We have reviewed the accompanying balance sheets of Planetlink Communications, Inc. as of September 30, 2002 and 2001, and the related statements of operations, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Planetlink Communications, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company’s management.

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

Kahn Boyd Levychin

Kahn Boyd Levychin,
Certified Public Accountants
November 14, 2002

PlanetLink Communications, Inc.
Balance Sheets
September 30, 2002
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$-
Accounts receivable	17,083
Total current assets	17,083

Fixed assets
Furniture and equipment	78,391
Less: accumulated depreciation	20,427
Net fixed assets	57,964

Other assets
Capitalized software costs	75,293
Security deposits	4,200
Total other assets	79,493
Total assets	$154,540

Liabilities and Stockholders' Equity
Current liabilities
Cash overdraft	$23,938
Accounts and accrued expenses payable	235,014
Payroll taxes payable	241,084
Loan payable, bank (Note 1)	49,579
Officer's loan payable (Note 2)	589,768
Total current liabilities	1,139,383
Total liabilities	1,139,383

Stockholders' equity
Common stock (50,000,000 shares $.001 par value authorized,
9,254,643 shares issued and outstanding)	9,254
Additional paid-in capital	(673,990)
Accumulated deficit	(1,668,087)
Total stockholders' equity	(984,843)
Total liabilities and stockholders' equity	$154,540
See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

PlanetLink Communications, Inc.
Statements of Operations
For the nine months ended September 30, 2002 and 2001
(Unaudited)

	September 30,
	2002	2001
Revenue
Satellite television services	$849,643	$419,284
Total revenue	849,643	419,284
Cost of revenue	546,486	401,803
Gross profit	303,157	17,481
Operating expenses	972,442	383,559
Loss from operations	(669,285)	(366,078)
Other income (expenses)
Discharge of indebtedness (Note 3)	-	116,882
Miscellaneous income	158	1,836
Interest expenses	(2,781)	(863)
Total other income (expenses)	(2,623)	117,855
Net loss	$(671,908)	$(248,223)
Loss per weighted average shares of common stock outstanding	$(.1549)	$(.0743)
Weighted average number of shares of common stock outstanding	4,336,345	3,338,954
See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

PlanetLink Communications, Inc.
Statement of Cash Flows
For the nine months ended September 30, 2002 and 2001
(Unaudited)
	September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(671,908)	$(248,223)
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	12,679	2,487
Discharge of indebtedness	-	116,882
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	(5,662)	8,499
Increase in prepaid expenses	-	(5,000)
Increase (Decrease) in accounts and accrued expenses payable	11,205	(38,012)
Increase in payroll taxes payable	148,718	41,688
Net cash used by operating activities	(504,968)	(121,729)

Cash flows from investing activities:
Purchases of office equipment	(29,491	(18,692)
Capitalized software costs incurred	(75,293)	-
Increase in security deposits	(3,625)	-
Net cash used by investing activities	(108,409)	(18,692)

Cash flows from financing activities
Proceeds from sale of common stock		153,737
Net increase (decrease) in officer's loan payable	589,768	(8,360)
Cash overdraft	23,938	-
Net cash provided by financing activities	613,706	145,377

Increase in cash and cash and cash equivalents	329	4,956
Cash and cash equivalents, beginning of year	(329)	1,130
Cash and cash equivalents, end of year	$-	$6,086

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest expense	$-	$-
Income taxes	$-	$-
See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

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

NOTE 3 – DISCHARGE OF INDEBTEDNESS

Discharge of indebtedness represents amounts payable to BellSouth, a vendor, from prior periods that was not paid by the Company. The amounts payable to BellSouth were payables incurred during the ordinary course of the Company's business operations. The Company has been informed by BellSouth that this liability has been written off by them and accordingly the liability has been removed from the Company's balance sheet and the amount has been recorded as other income, forgiveness of debt during 2001.

NOTE 4 – INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

	2002	2001
Net operating loss to be carried forward	$417,022	$230,211
Less: valuation allowance	417,022	230,211
	$ -	$ -

The Company incurred no Georgia state income tax expense for the six months ended September 30, 2002 and 2001, and utilized no tax carryforward losses.

The Company has a net operating loss carryover of $1,668,087 to offset future income tax. The net operating losses expire as follows:

December 31, 2019	$112,825
2020	559,797
2021	323,557
2022	671,908

NOTE 5 – OPERATING FACILITIES

The Company maintained its offices under an operating lease that expired in February 2002. In March 2002 the company signed a new operating lease for three years expiring on February 2005. The future minimum rental payments for these obligations are as follows:

December 31, 2002	$12,600
2003	52,416
2004	54,513
2005	9,085

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

The Company has incurred net losses of $671,908 and $248,223 respectively for the years ended September 30, 2002 and 2001, and as of September 30, 2002 had incurred cumulative losses since inception of $1,668,087.

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

NOTE 12 – SEGMENT INFORMATION

The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:

	2002	2001
Revenue
Satellite television services	$849,643	$419,284
Total revenue	$849,643	$419,284

The Company suspended its local and long distance telephone services during 2000.

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

Results of Operations - For the Nine-Month Period Ended September 30, 2002 and 2001

Revenues. Our revenues increased by 102% to $849,643 for the nine-month period ended September 30, 2002 from $419,284 during the same period in the prior year. This increase is primarily attributable to revenue increase related to the sale of EchoStar dish networks through growth of our retail network and our retail locations.

Cost of revenues. Our cost of revenues consist primarily of costs associated with the wholesale cost of buying dish satellite equipment from EchoStar and costs associated with distribution of such equipment. We had cost of revenues of $546,486 for the nine month ended September 30, 2002 compared to $401,803 during the same period in the prior year, or an increase by 36%. We expect cost of goods sold to increase in future periods only to the extent that our sales volume increases. Our increase in cost of revenues during the six-month period ended June 30, 2002 was less than our increase in revenues.

Gross Margin. We improved our gross profit margin to 35.68% for the nine-month period ended September 30, 2002 compared to a gross profit margin of 4.17% during the same period in the prior year.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. We had operating expenses for the nine month period ended September 30, 2002 of $972,442 compared to operating expenses of $383,559 during the nine-month period in the prior year. Our operating expenses increased due to costs associated with our expansion plan.
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

Net Loss. Our net loss for the nine-month period ended September 30, 2002 was $671,908 compared to a net loss of $248,223 during the nine-month period ended September 30, 2001. The increase in our net loss was primarily due to the increase in our operating expenses related to our expansion plan.

Liquidity and Capital Resources.

At September 30, 2002, we had total current assets of $17,083 compared to total current assets of $11,421 at December 31, 2001. We had $17,083 accounts receivable at September 30, 2002 compared to $11,421 on December 31, 2001. We believe that our accounts receivable are fully collectable.

We had fixed assets of $57,964 at September 30, 2002 compared to fixed assets of $41,152 at December 31, 2001. Our total assets were $154,540 at September 30, 2002 compared to total assets of $53,148 at December 31, 2001.

Our total current liabilities increased to $1,139,383 at September 30, 2002 compared to total current liabilities of $366,083 at December 31, 2001. We had no long-term liabilities as of September 30, 2002 and December 31, 2001. The increase in total liabilities was mainly due to an increase in loans payable to officer of the company.

We had a negative cash flow from operations of $504,968 during the nine-month period ended September 30, 2002 compared to a negative cash flow from operations of $121,729 during the nine-month period ended September 30, 2001. This use of cash during the nine-month period ended September 30, 2002 is principally the result of the increase in our net loss and an increase in accounts receivable offset by an increase in payroll taxes.

Net cash used for investing activities was $108,409 for the nine-month period ended September 30, 2002 compared to cash used in investing activities of $18,692 during the comparable period in the prior year. We invested mainly in office and computer equipment and development of software during the nine-month period ended September 30, 2002.

Net cash provided by financing activities was $613,706 during the nine-month period ended September 30, 2002 compared to cash provided by financing activities of $145,377 in the same period in the prior year. During the nine-month period ended September 30, 2002, we financed our negative cash flow from operations mainly through loans provided by the Company's president. During the nine-month period ended September 30, 2001, we financed our operations through the sale of restricted shares with proceeds of $153,737.

We do not have existing capital resources available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon management and/or shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3.    Controls and Procedures

a. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Security

During the three-month period ended September 30, 2002, we did not sell nor issue any restricted shares.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description	Page No.
3 (i)	By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
3 (ii)	Articles of Incorporation (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
4	Specimen Stock Certificate (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
10 (i)	Service Agreement with CR Capital Services, Inc. (filed as Exhibit 10(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
10 (ii)	Lock-up Agreement (filed as Exhibit 10(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
10 (iii)	Stock Option Agreement	**
99.1	Certification of the Company's Chief Executive Officer
99.2	Certification of the Company's Chief Accounting Officer
* Filed with the Company's Form 10-SB/12g. and incorporated by reference herewith.
** Filed with the Company's Form 10-KSB for the year ended December 31, 2000 and incorporated by reference herewith.

(b) Form 8-K.

The Company did not file a Form 8-K during the three months ended September 30, 2002.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlanetLink Communications, Inc.
By: /s/ Kayode Aladesuyi, CEO and Chairman
Dated: November 14, 2002
Atlanta, GA