Form 10KSB
period 2002-12-31
PLANETLINK COMMUNICATIONS INC
filed 2003-03-31
CIK 1123845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ____ to ____

Commission file number 0-31763

PlanetLink Communications, Inc.
(Name of small business issuer in its charter)

Georgia	58-2466623
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

5040 Rosewell Road, Suite 250, Atlanta, GA	30342
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (404) 781-0777

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer’s revenues for its most recent fiscal year: $1,026,256

As of March 28, 2003, there were 23,429,143 shares of the issuer's common stock issued and outstanding. There is no active trading market in the shares of the issuer’s common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 20,210,286 shares of the Issuer’s issued and outstanding common stock. 3,218,857 shares are held by non-affiliates. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially and affiliates thereof.

Documents incorporated by reference: The Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and the Annual Report to security holders for fiscal year ended December 31, 2001, incorporated in Part III, Item 13.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

PlanetLink Communications, Inc., a development stage company, was incorporated in May 1999 for the purpose of providing international telecommunications and wireless services principally in Georgia. Prior to the end of fiscal 2001, we determined to direct our efforts satellite television services and products rather than through the sale of telecommunications services. At present, we generate substantially all of our revenues by providing television services through our satellite EchoStar dealer operations and related products and services. The related products and services available from our provider include StarBand, which we believe is the country's first consumer two-way satellite based Internet service.

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

In October 2000, in an effort to increase our gross profit margins, we decided to terminate our contract with DirecTV, and we entered into a new distribution agreement with EchoStar Satellite Corporation ("EchoStar"). EchoStar also provides Broadband Internet access through its Satellite systems, which we also offer to our customers.  Our marketing plan provides for adding retail Communication Centers in major malls and high traffic areas throughout the Southeastern United States. PlanetLink's distribution agreement with EchoStar is exclusive for the Southeast region of the United States. See "Description of Properties" below.

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

Status of Recent Developments and Public Announcements

At present, we operate 6 retail stores marketing our EchoStar products and services and during 2003 we plan to open an additional 6 to 12 retail stores including our retail kiosks in the metropolitan area of Atlanta and Southeast of the United States. Based upon the market research study from Eagle Research, we identified the technology of the Global Positioning System (GPS) as an emerging consumer category that the Company could commercially enter. As a result, during 2002 and continuing in fiscal 2003, our business strategy is to also focus on new products using GPS and satellite-enabled technology.

In January 2003, we announced that the cornerstone of our new strategy is the development of proprietary products based upon GPS technology including personal tracking devices, child safety devices and other satellite-enabled security systems. In the same announcement, the Company stated that it intended to expand its retail operations through the implementation of a franchising model and expects to open stores in major retain shopping malls in Georgia, Tennessee, Alabama, North Carolina and South Carolina.

Our retail stores presently offer our satellite television systems and satellite high-speed Internet access. The Company also plans on adding GPS related products under the trade name PlaneTrak, which products shall include the following:
- Kidangel: This personal tracking system will help parents locate a child within minutes;
- Parentrak: This is designed to permit users to know the location of aging adults/parents;
- Autotrak: This device will enable parents and others to the know the speed at which their children are driving and the location of their vehicle. This same device also is valuable to for businesses to locate their vehicles and employees and know the speed of their vehicles;
- Guardian: For business executives and others traveling to know their location; and
- Protector: This location device is designed to deliver panic signal, identify the location, and includes a 2-way audio track to listen to the nature of any danger.

We also plan on establishing a commercial sales division in connection with EchoStar's release of several new products that will enhance the installation and delivery of satellite television to commercial customers such as hotel chains, condominium associations and other small businesses.

Industry Overview

The business we operate and from which we have derived substantially all of our revenues during the past two years is the satellite television industry and related products and services. Our management expects the market for satellite television products and services and satellite based high-speed Internet service will continue to grow. However,  there can be no assurances regarding the size of such demand or that PlanetLink will be able to benefit from anticipated increased demand.

Satellite Television Market. The home entertainment and video programming industry continues to develop competitive alternatives and consumer choices. The major choices in the industry are: television cable systems, direct-to-home satellite service (including EchoStar), wireless cable systems, and broadcast television. There are other competitors in the field, such as Internet video providers, home video sales and rentals, and even local telephone companies that provide cable access. The cable system providers have continued to grow and dominate this industry in terms of subscriber penetration, the number of programming services available, audience ratings and expenditures on programming. However, for non-cable systems, direct broadcast satellite, such as EchoStar and DirecTV, among other providers, dominate the delivery of multi-channel video programming distribution systems. Technological advances are rapidly occurring that permit all of these various system providers to increase both - quantity of service (i.e., an increased number of channels using the same amount of bandwidth or spectrum space), and - types of offering (i.e., interactive services). In addition, operators and distributors are developing and deploying advanced technologies, especially digital compression, in order to deliver additional video options and other services, such as Internet access and telephony to their customers.

The North American direct broadcast satellite market represents a large niche market for potential customers.

The satellite delivered digital television market in the United States was lead by Hughes Electronics' DirecTV subsidiary in 1994 with the launch of high-powered Digital Broadcast Satellites ("DBS"), that brought hundreds of channels of digital television programming to subscribers by use of a mini-satellite dish and a set top box. Since then, EchoStar and its DISH Network system and DirecTV compete in the US satellite television market. We believe that an increasing number of U.S. homes are subscribing to satellite television services.

Our goal is to become a leading regional provider of satellite television products and services and related services including high-speed Internet access and GPS based tracking products. We believe that today's direct-to-home satellite market offers us a very good business opportunity based on the following reasons:
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

High-speed satellite based Internet access is and enhanced feature available subscribers of satellite based television service and is one of the fastest growing markets in the telecommunications industry. Data communication capabilities provided by the Internet allow medium-sized and small businesses to streamline e-commerce and communications among employees, customers and suppliers. To fully take advantage of the efficiency provided by the Internet's capabilities, we believe that businesses will increase their Internet connectivity. We also expect the demand for Internet access to increase as an increasing number of individuals and business work in remote offices or from their homes. In addition, we expect increasing consumer demand for higher access speeds to the Internet. Traditionally, individuals and business have relied primarily on low-speed Internet access using existing telephone lines. Most telephone networks today are fiber optic, capable of high-capacity and high-speed transporting of data. However, the portion of the networks that ultimately connects to the customer homes and businesses, commonly referred to as the "local loop" or "last mile," generally is narrowband copper wire with service speeds limited to 56- 128 Kbps. This limitation currently constrains the capacity and speed of the Internet to most users. High-speed Internet access is poised to become an area of high growth. Interactive broadband services are the key to unleashing the full power of the Internet and delivering multimedia content. As a result, we believe that users are seeking affordable higher-speed Internet access alternatives. In 2001, we started to offer EchoStar's satellite based high-speed Internet access, StarBand, to our customers. We believe we are well positioned to meet the needs of our residential and business customers in our Southeastern U.S. market.

Management believes that the satellite television market described above is continuing to grow and in order for us to continue to experience necessary growth, we must be able to deliver our products and services and customer care in the most cost effective manner possible and to focus our capital resources on acquiring new customers to enable the company to generate positive cash flow. The Company intends to capture market share through strategic acquisitions of existing competitors, internal growth and other strategic business relationships. See Business Objective and Strategy below.

Business Objective and Strategy

Business Objective. Our primary business objective is to become a leading reseller of satellite based consumer products and services including EchoStar television satellite systems and related products and services including StarBand, EchoStar's enhanced high-speed satellite based Internet access. Our business strategy is to distinguish our products and services from other competitors such as cable providers, terrestrial television networks and other Internet providers to emphasize the superior quality of our products and services which we can provide at competitive pricing to our customers. Our marketing strategy will target both small business and residential customers. With a direct marketing strategy through regional managers as well as through kiosk locations in major malls, we hope to achieve continued growth with direct access to our potential consumer and continue to provide customized services to the end user of our products and services. We developed a retail concept with a unique design of our retail kiosk units  through which we sell our products and services. We filed a patent for the retail design concept with the United States Patent and Trademark Office.

We believe that our EchoStar's satellite service has the potential to play a significant role in enhancing our competitive position for all of the products and services we offer to our consumers. We plan to expand our EchoStar sales operation in the Southeastern United States during 2003. We will focus on positioning ourselves to become a dominant retailer of other satellite technology products including our introduction of GPS tracking products under our PlaneTrak trade name.

Achieve Significant Operating Efficiencies. We believe we can continue to achieve operating efficiencies resulting in enhanced revenue opportunities, cost savings and improved cash flow through:
- cross-selling our products and services across broader distribution channels and customer network that we have developed or will develop through acquisitions;
- consolidating our operating costs and achieving purchasing economies of scale;
- improving our customer acquisition operations; and
- lowering working capital requirements by optimizing our accounts receivable collection period.

Increasing Customer Base. We are pursuing our goal of increasing our customer base and attracting new customers by:
- providing products and services to our customers at very competitive prices; and
- offering our customer a wide variety of support services typical of other providers of television and Internet service.
See the discussions under "Pricing of our Products and Services" below. During 2003, we intend to develop a franchise program for our retail stores to increase our customer base.

Pursue Strategic Acquisition. Consolidation trends in the markets we operate in may present opportunities for strategic acquisitions by PlanetLink. While we have no acquisitions planned at the present, by becoming a public reporting company, we believe, will facilitate our ability to pursue acquisitions. Our criteria for strategic acquisitions will be to pursue well-run, established telecommunications retailers, installation companies, long-distance telephone service providers with capacities to accommodate growth, that complement our existing operations, and that are able to achieve an acceptable return on our investment. We will also commit our capital resources as we deem appropriate to increase the efficiency and productivity of our business operations.
Potential acquisition candidates are evaluated based upon our ability to:
- expand our customer base and improving our customer relationships;
- market new products and services through new or expanded distribution channels;
- increase utilization of our existing distribution capacity;
- generate cost savings;
- add to our technology portfolio; and
- open new market opportunities.

Implement an integrated Internet strategy. We are focused on providing satellite based Internet access as an enhanced feature of our satellite television package of services. Increasing demand for Internet services presents opportunities to market our Internet-related services such as Internet application services. We plan to expand our Internet access services by offering our customer a package of satellite service and Internet access service trough satellite. We believe that our ability to provide this service package to our customers at competitive prices differentiates us from our competitors.

Sources and Availability of our Products and Services offered and Names of Our Principal Suppliers

Satellite Television Service.
We provide digital satellite television services to residential customers within our market in Georgia and Southeastern United States. In October 2000, we entered into an agreement with EchoStar which allows us to market up to 185 channels of its Direct Broadcast Satellite programming to our subscribers. We are paid a commission by EchoStar for each subscriber that purchases this satellite programming package and we also receive equipment and marketing subsidies. We believe these subsidies materially reduce our customer acquisition costs. We have been providing our digital satellite television services in the United States since November 1999. As of December 31, 2002, we had approximately 2,050 subscribers for our satellite television services in Georgia and the Southeast US.

Satellite Internet access. We provide digital satellite based Internet access through StarBand, a subsidiary of EchoStar, to residential and business customers. In August 2001, we entered into an agreement with StarBand which allows us to market their satellite based Internet access to our customers throughout the Southeastern United States. As of December 31, 2002, we had approximately 50 subscribers for StarBand in Georgia and the Southeast US.

Customer Base and Principal Markets, Dependence on One or Few Major Customers

EchoStar Customers.
As of December 31, 2002, we had 2,050 EchoStar satellite television customers which is an increase of 105% from the customer base of 1,000 at December 31, 2001. We are not dependent upon any single customer, and for the year ended December 31, 2002, no customer accounted for more than 10% of our sales. We have a service agreement for resale of EchoStar products and services. EchoStar does not require any minimum purchase requirements by dollar or amount and category of products and services. Under our agreement with EchoStar, which commenced in October 2000, we may not market and sell other satellite broadcast services of any other direct broadcasting satellite provider. Consequently, we are dependent on EchoStar as our provider for satellite equipment and services. We cannot control events at EchoStar, and there are events that could adversely affect us.  The satellite communications and programming industry is regulated and regulations may be enacted that could have an adverse effect on our products and services. Termination of our contract with EchoStar would have a material adverse effect on us. Reference is made to the discussion under "Risk Factors" below.

Internet Access Customer.
As of December 31, 2002, we had 50 satellite broadband Internet customer. We have no major customer that we depend on. Our customer base, we believe, is broad and provides us with a base to increase sales and expand customer relationships, which we believe shall serve to reduce any potential exposure to any particular customer. We are not dependent upon any single customer, and for the year ended December 31, 2002, no customer accounted for more than 10% of our sales.

Competitive Business Conditions and our Position in the Industry

Competition in the Direct Broadcasting Satellite Market.
Satellite television faces competition from several sources, such as traditional terrestrial television broadcast and cable companies, traditional satellite receivers, direct broadcast satellites, wireless cable, and other alternative methods of distributing and receiving television transmissions. Further, premium movie services offered by cable and satellite television systems have encountered significant competition from the home VCR and DVD industry. In areas where terrestrial air broadcast signals can be received without cable access, cable television systems have also experienced competition from the availability of broadcast signals generally and have found market penetration more difficult. We do not have significant market share in our market in Georgia and the Southeastern United States. Our competitors in each of our existing and future markets may provide bundled packages of communication services such as cable services, including local, long distance and digital subscriber line services, that compete directly with the services we now offer or may offer in the future.

The resale of satellite television services is highly competitive, and we expect competition to intensify in the future. The subscription television business is also highly competitive, and many of our competitors have significantly greater resources than we have. Our primary competition in the subscription television market is from cable television provided by such major operators as Comcast, formerly AT&T Broadband & Internet Services and Time Warner Entertainment. Cable companies generally are well established and known to our potential customers and have significantly greater financial and other resources than we have. In addition, these competitors are also bundling additional services with their cable TV services, such as high-speed Internet access and content, to enhance their products and services.

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

Competition in the Internet Access Market.
The Internet access market is highly competitive. We face competition from many Internet access and Internet service providers ("ISP") with significantly greater financial resources, well-established brand names and large, existing customer bases. ISPs provide Internet access as well as content to residential and business customers. These companies can provide Internet access over local exchange carriers (LEC) networks at or below ISDN speeds, offer digital subscriber line ("DSL") using their own DSL services, or DSL services offered by LECs and others. ISPs have significant and sometimes nationwide marketing presence which they combine with strategic or commercial alliances. Significant ISPs include America Online ("AOL"), Microsoft-MSN, EarthLink and PSINet. All of those competitors may enter into the business of offering satellite based Internet access, which we offer.

Methods of Competition

We believe we have the following competitive advantages:

Established Position in Attractive Niche Market.  We enjoy a strong position in our niche market in the metropolitan area of Atlanta, Georgia. We believe that urban consumers represent a unique and powerful market segment critical to our success and will represent the cornerstone for our market penetration. Based upon demographic developments, indicating a growing urban population in Georgia, and the cities in the Southeastern United States, we believe that the middle-income segment of this population will represent a main targeted market for our products and services. We intend to continue to aggressively pursue our marketing and sales efforts in the urban middle-income population in urban areas that we believe have not been the focus of our competitors. We believe our strong position, technological expertise and strong customer relationships provide us with certain advantages in the development of our target markets.

Building a PlanetLink Brand Identity and Awareness.
We intend to build brand identity through the quality, convenience and value of our products and services we offer. We also intend to aggressively market our services through direct marketing in our target communities, promotions and advertising, as a means to further establish brand-name recognition. We plan to develop a franchise program for our retail stores, for which design we filed a patent with the United States Patent and Trademark office, which is pending.

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

Expand Existing Market and Enter New Geographic Markets.
We plan to increase revenues and realize economies of scale by aggressively expanding into new metropolitan markets and increasing penetration in our existing markets. We believe that we can achieve competitive cost advantages in our target markets through the combination of competitive pricing and and superior customer service. As of December 31, 2002, we have and had approximately 60 small business customers and approximately 2,030 residential customers for our products and services. We expect to have increasing customer growth during 2003.

Strong Customer Relationships. Our service teams work closely with our customers to satisfy current and anticipated future needs. Our relationships with our customers resulted in a reputation for quality. We have been doing business for over 2 years and have on-going relationships with customers since our inception.

Broad Product Offerings and Diverse Customer Base. Our products and services include direct broadcast satellite television service and satellite based Internet access. We offer our services as a package and separately so that our customers have alternatives based upon their needs with the option to expand the products and services that we provide. We also plan to introduce during 2003 GPS tracking products that we will market through our existing locations and by direct marketing.

Employee Relations

PlanetLink's management believes that relations with its 13 full-time employees are excellent. We also have 18 part-time employees. We are not a party to any collective bargaining agreements, nor are we aware of any pending union petitions related to our employees. With our plan to open 6 to 12 additional retail locations which we anticipate during 2003, we plan to increase our staff. We will be dependent upon our ability to hire and retain qualified persons for sales and marketing and operational personnel for each of our locations.

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

Communications Regulation. The Telecommunications Act of 1996 substantially departed from prior legislation applicable to the telecommunications industry by establishing local telecommunications competition as a national policy. The Telecommunications Act removed state regulatory barriers to competition and overruled state and local laws restricting competition for telecommunications services. In general, by accelerating competitive entry into the telecommunications market, including Internet access such as DSL services offered by competitive carriers, the Telecommunications Act established a market structure in which the network infrastructure and services we purchase are now available from a variety of providers in addition to incumbent telephone companies. As a result, individual and business telecommunication options and choice of vendors, along with the quality and price of services purchased from telecommunications carriers, are becoming more favorable and yet are substantially dependent on successful implementation of the Telecommunications Act by the FCC and other regulatory agencies. We are no longer offering long-distance telephone service because the margins were not sufficient for us to compete successfully in this market.

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

The Effects of New Federal Satellite Television Legislation on Our Business Is Unclear. On November 29, 1999 the Satellite Home Viewer Improvement Act of 1999 became law. The Act contains provisions that will be phased in over time. In addition, the FCC and other federal agencies have undertaken rulemaking and studies in connection with this legislation. Therefore, we cannot predict the effect of this new law on our business at this time. The Act resolves many of the issues involved in years of litigation between the networks and the direct broadcast satellite industry regarding retransmission of network programming to direct broadcast satellite subscribers. Generally, it also preserves the industry's right to retransmit network programming to subscribers in "unserved" areas. It also extends through December 31, 2004 the statutory right, for a copyright royalty fee, of the industry to retransmit independent programming (so-called superstations) to subscribers as "distant" signals. Further, satellite carriers will be required to deliver signals only to households that cannot clearly receive over-the-air network signals with a rooftop antenna. Among other things, the Act directs the FCC to take actions to prescribe the picture quality standard that the FCC uses to predict what households do not receive a strong enough network broadcast signal over-the-air and therefore are eligible to receive distant network signals. The FCC has initiated a rulemaking proceeding to consider this standard. The effect on our business of these FCC actions and other studies and rulemaking that the FCC will undertake cannot be predicted at this time.

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

Proprietary Rights, Trademarks and Licenses

We have filed one patent with the United States Patent and Trademark Office regarding the design of our retail units, which is pending.

RISK FACTORS

Shareholders and potential investors should carefully consider the risk factors set forth below. You Should Carefully Consider The Following Risk Factors and Other Information in this Form 10-KSB before Investing in PlanetLink's Common Stock.

INDUSTRY RISK

Competition; the Competitive Landscape Changes Constantly
We operate in a very competitive business environment involving the telecommunications industry. Competition in telecommunications may affect our ability to increase our customer base and generate revenues. The barriers to entry in the markets in which we operate, direct broadcasting satellite television service, and Internet access, are relatively low in that the initial capital investment required to enter these markets is minimal. Therefore, there are a large number of small businesses, many of them local, who resell DBS and Internet access services to consumers. These small businesses typically focus on a single city or relatively limited area. Although the geographic range of these types of competitors is limited, many of these companies are fiercely competitive with us in their fees for services and some of these companies have greater financial resources and longer operating history than we do.
Our direct broadcast satellite business faces competition from other current or potential multi-channel programming distributors, including other direct broadcast satellite operators, direct-to-home distributors, cable operators, wireless cable operators and Internet which may be able to offer more competitive packages or pricing than we or EchoStar can provide. In addition, the direct broadcast satellite industry is still evolving and recent or future competitive developments could adversely affect us.

Regulations Could Adversely Affect us
As a distributor for direct broadcast satellite service including enhanced high-speed satellite based Internet access, we are not directly subject to rate regulation or certification requirements by the Federal Communications Commission ("FCC") or state public utility commissions because we are not engaged in the provision of common carrier services. However, the communications service providers for whom we act as a sales agent are subject to varying degrees of federal, state and local regulation. Many aspects of regulation at the federal, state and local levels currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies, the results of which we are unable to predict. The United States Congress and the FCC have in the past, and may in the future, adopt new laws, regulations and policies regarding a wide variety of matters, including rulemaking to implement provisions of the Telecommunications Act of 1996, that could, directly or indirectly, affect the operation of our business. Our business prospects could be materially adversely effected (1) by the application of current FCC rules or policies in a manner leading to a change in the regulatory status of our satellite television and telecommunications operations, (2) by the adoption of new laws, policies or regulations, (3) by changes in existing laws, policies or regulations, including changes to their interpretations or applications, that modify the present regulatory environment, or (4) by the failure of certain rules or policies to change in the manner anticipated by us.

Rapid Technological Change, Risks Associated with new Products and Services
The industry we operate in is characterized by rapidly changing technology. We are required to continually improve our products and services in order to meet the growing demand by our customers for new features and capabilities. Our future success will partly depend upon our ability to introduce new telecommunication products and services and to add new features and enhancements to our products and services that keep pace with technological and market developments. The development of new products and services and the enhancement of existing services and products entails significant technical risks as well as costs. There can be no assurance that we will be successful in (i) maintaining and improving our customer base, computer systems and web site, (ii) effectively identifying and using new technologies in the DBS business, (iii) adapting our products and services to emerging industry standards or (iv) developing, introducing and marketing products and service enhancements or new products and services including our plan for new GPS tracking products. Furthermore there can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products and services, or that our new product and service enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If we are unable, for technical or other reasons, to develop our DBS resale and Internet access business activities and introduce new products and services or the enhancement of our existing products and services in a timely manner in response to changing market conditions or customer requirements, or if potential new products and services do not achieve market acceptance, our business, results of operations or financial condition could be materially and adversely affected.

Competition in the Direct Broadcasting Satellite Market is Intense and Growing; We may be Unable to Compete Effectively
The DBS market is highly competitive, and we expect competition to intensify in the future. DBS television systems face competition from several sources, such as traditional hard-wire cable companies, wireless cable, and other alternative methods of distributing and receiving television transmissions. In areas where terrestrial air broadcast signals can be received without cable television, cable television systems have also experienced competition from the availability of broadcast signals generally and have found market penetration more difficult. We do not have significant market share in any of our markets. Our competitors in each of our existing and future markets have greater financial, technical, marketing and other resources, including brand or corporate name recognition, than we do. In addition, a continuing trend towards business combinations and alliances in this industry may create significant new competitors for us. Many of these combined entities will have resources far greater than ours. These combined entities may provide bundled packages of communications video programming or cable services, including local, long distance and digital subscriber line services, that compete directly with the services we now offer or may offer in the future. These entities may also offer services sooner and at more competitive rates than we do. No assurance can be given that we will compete successfully with hard-wire cable and other pay television systems, or other companies engaged in providing services provided by us.

Regulation and Privacy Issues in the Internet Access Market
The Internet access market is relatively new and rapidly changing, and federal and state regulation relating to the Internet and online services is evolving. We are aware of certain industry requests of the Federal Communications Commission to review the impact of Internet usage on U.S. telecommunications service providers, in particular, the generally lower cost structure for data transmission versus voice transmission. FCC regulatory review and rulemaking could result in new regulation of the Internet and online industry changes in current rules governing telecommunications or both. In turn, this could result in increased telecommunications costs for the Internet and online industry. These or other regulatory initiatives could have a material adverse effect on our Internet Access business, results of operation or financial condition, especially our efforts to build a significant Internet customer base.

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

COMPANY RISK

Limited Documentation of Past Corporate Actions
During the period from our inception until mid-year 2001, as a private non-reporting company, we did not necessarily have in place proper internal corporate control procedures or mechanisms and those internal corporate control procedures which were in place may not have been complete. Our corporate actions may not have been properly and adequately documented in all material respects. As a result, we may be unaware of corporate acts which may have a material adverse effect on our business, financial condition or results of operations. It is our intention to take any remedial action that may be necessary to keep and maintain proper corporate records. Additionally, we have made a written request to our former secretary to provide copies of all records in her possession or control related to the Company.

Limited Operating History
We have a limited operating history from which you can evaluate our business and prospects. Since our incorporation in May 1999 until December 31, 2002, we have incurred operating losses of $2,264,050 and we cannot assure you that we will be profitable in the future. You must evaluate our business prospects in light of the uncertainties encountered by companies in the early stages of development. Some of the uncertainties we face include uncertainties about our ability to:
-  increase the efficiency and function of our products and services;
-  respond effectively to the increasingly competitive environment;
-  respond effectively to our increasing portfolio of customers; and
-  develop appropriate strategic alliances with our agents.

Failure to Implement Business Strategy
Failure to implement our business strategy could adversely affect our operations, our financial position and our results of operations and possibly our ability to generate sufficient cash to pay current and long-term liabilities. Our ability to execute our business strategy depends on our ability to:
-  manage our indebtedness and raise sufficient capital to pursue our business plan;
- expand our market share;
- identify and target new markets for our products and services;
- increase our product availability;
- automate our operations;
- advertise in an effective yet cost efficient manner;
- retain our key employees; and
- manage growth successfully.

The Effects of New Federal Satellite Television Legislation on Our Business Is Unclear
On November 29, 1999, the President signed the Satellite Home Viewer Improvement Act of 1999. The Act contains provisions that will be phased in over time. In addition, the FCC and other federal agencies have undertaken rulemaking and studies in connection with this legislation. Therefore, we cannot predict the effect of this new law on our business at this time. The Act resolves many of the issues involved in years of litigation between the networks and the direct broadcast satellite industry regarding retransmission of network programming to direct broadcast satellite subscribers. Generally, it also preserves the industry's right to retransmit distant network programming to subscribers in "unserved" areas. It also extends through December 31, 2004 the statutory right, for a copyright royalty fee, of the industry to retransmit independent programming -so-called superstations - to subscribers as "distant" signals. Further, satellite carriers will be required to deliver signals only to households that cannot clearly receive over-the-air network signals with a rooftop antenna. Among other things, the Act directs the FCC to take actions to prescribe the picture quality standard that the FCC uses to predict what households do not receive a strong enough network broadcast signal over-the-air and therefore are eligible to receive distant network signals. The FCC has initiated a rulemaking proceeding to consider this standard. The effect on our business of these FCC actions and other studies and rulemaking that the FCC will undertake cannot be predicted at this time.

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

We Depend Significantly on our Strategic Relationships with EchoStar
Under our agreements with EchoStar, we may not maintain DBS distribution systems or market direct-to-home satellite broadcast services for others in the US or Canada. Consequently, we are totally dependent on EchoStar as our sole supplier of DBS units. Events which we cannot control at EchoStar, as our DBS unit provider, could adversely affect us. Moreover, the satellite communications and programming industry is regulated and regulations may be enacted that could have an adverse effect on our DBS providers. We also depend on our agreement with StarBand to provide satellite based Internet access. Termination of our distribution contracts would have a material adverse effect on us. In addition, we are relying on these third parties. If our distribution agreements with EchoStar and other third parties are not successful, we may be unable to successfully maintain and further develop a market for our products and services. We have entered into an agreement with EchoStar to distribute their DBS service. We have no minimum volume commitments from EchoStar. EchoStar may be subject to delays and unforeseen problems such as shortages of critical components and other supply problems, manufacturing defects and cost overruns. Moreover, EchoStar and any other manufacturer may require substantial lead times to manufacture anticipated quantities of the satellite units we and other distributors resell. EchoStar may have very little time to remedy unforeseen delays or problems that may arise. Such delays and other problems could impair our sales and marketing  and make it difficult for us to attract and retain subscribers. In addition, any discontinuation or disruption of our relationship with EchoStar would require us to identify and contract with alternative sources of DBS service. We previously terminated our business relationship with DirecTV, which at present is the only other DBS operator and therefore we may be unable to continue our DBS business.

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

Lack of Profitability
We may not achieve profitability in the near term, if at all. During the year ended December 31, 2002, we incurred an operating loss of $1,599,567. Since our inception, we have incurred operating losses and have had negative operating cash flows each fiscal year. Notwithstanding our increase in revenues of 82% from 2001 to 2002, we cannot assure you that our revenues will increase to the level necessary to cover our operating expenses. In addition, our financial condition may be materially adversely affected as a result of aggregated liabilities as a result of the issuance of the notes and other debt obligations. We may be dependent upon the willingness of third parties including private investors and vendors to accept our shares or our other debt or equity securities in order to fund our operating expenses.

Liquidity and Financing Requirements; Going Concern Risk
In order to continue to pursue our business strategy and growth plans, we may require significant amounts of capital. Currently, we do not have any arrangements to finance future growth and capital expenditures. We cannot assure you that financing will be available at all or on terms acceptable to us. In addition, we plan to finance the repayment of our debt and any negative cash flow from operations through the issuance of our shares and our other debt and equity securities. We cannot predict the impact of such issuance on our liquidity and financial condition. Our inability to raise capital and meet our financing requirements at terms acceptable to us would have a material adverse effect on our business, financial condition and future prospects. As described by the Company’s independent auditors in Note 9 to the Company’s financial statements, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s management believes that its ongoing efforts to increase revenue and raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Ability to Retain Key Personnel
Our success is largely dependent upon our ability to retain our key personnel including our President, M. Dewey Bain. We do not have "key person" life insurance for Mr. Bain. The loss of the service of Mr. Bain or one or more of our key personnel could have a material adverse effect on our business. We have not entered into employment agreements or non-compete agreements with any of our key personnel. Such employees may terminate their employment with us at any time. If one or more of our key employees resign to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential customers to any such competitor could have a material adverse effect on our business, financial condition and results of operations. If we lose any such personnel, we cannot assure you that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

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

Our future Profitability may be Dependent on the Introduction and Acceptance of our Broadband and Related Services
A portion of our revenue is dependent on satellite based Internet access and other Internet services. Demand and market acceptance for these recently introduced services and products over the Internet are subject to a high level of uncertainty. Critical issues concerning the use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as a viable marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and online services continue to experience significant growth, there can be no assurance that the infrastructure of the Internet and online services will prove adequate to support increased user demands. In addition, the Internet or online services could lose their viability due to delays 'in the development or adoption of new standards and protocols required to handle 'increased levels of Internet or online service activity. Changes in or insufficient availability of telecommunications services to support the Internet or online services also could result in slower response times and adversely affect usage of the Internet and online services generally and us in particular. If use of the Internet and online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and online services does not effectively support growth that may occur, or if the Internet and online services do not become a viable commercial marketplace, we would be materially adversely affected.

Pending or Threatened Legal Proceedings
During the last quarter of fiscal 2002, the Company received a subpoena by the Office of the Secretary of State, State of Georgia, Assistant Commissioner of Securities, relating to an investigation being conducted under the Georgia Security Act of 1973. The investigation relates to the offer or sale of investment opportunities or securities of the Company in or from Georgia and related matters by the Company’s former chairman/chief executive officer or other persons. The Company responded to the subpoena prior to the end of 2002. The matter is ongoing and the Company intends to use reasonable efforts to resolve the matter. The Company is unable to determine or predict the outcome of the matter or the impact, if any, from this investigation. If the Company is unable to resolve the matter with the State of Georgia and if any further investigation or subsequent proceeding results, there could be a determination adverse to the Company, that could materially adversely effect the Company and its financial condition. However, at the date of this report, the Company is unable to predict the outcome of this matter or any impact that it may have upon the Company. Reference is also made to the disclosure in Item 3, Legal Proceedings below.

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

Our Shares will be concentrated among Management; Our President Owns 52% of Our Shares
Our president owns 52% of our outstanding shares and as a result, he has the voting power to be able to elect all directors, who in turn have the right to designate all of our officers. By virtue of his control, he will have substantial influence over fundamental corporate transactions (such as certain mergers and sales of assets) requiring stockholder approval. Further, the Company's officers and directors own 63% of our outstanding shares.

Shares Eligible for Future Sale
As a reporting company under the Exchange Act, sales of a substantial number of unregistered shares in the public market after certain holding periods could adversely affect the market price of our shares. Upon the expiration of such holding periods, pursuant to Rule 144 under the Securities Act of 1933, such holders of restricted shares may sell such shares without registration, subject to certain limitations, including limitations on volume of sales, and the requirement to file Form 144 under the Act, and subject to PlanetLink remaining current in its reporting obligations under the Exchange Act. After a two-year holding period, persons who are not "affiliates" as that term is defined under the Securities Act, may sell restricted PlanetLink shares without regard to the volume limitations or filing requirements of Rule 144 and without the requirement that we are be current under the Exchange Act . If holders of restricted shares sell or otherwise dispose of a substantial number of our shares in the public market, the market price for our shares could be adversely affected.

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

Penny Stock Regulation
The PlanetLink shares are deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities are subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of our securities will reach or maintain such a level.

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

The information and factors contained herein, among others, in addition to the information described under Risk Factors, could cause us not to achieve results that are expressed or implied by forward-looking statements contained herein, or could otherwise cause our results of operations to be adversely affected in future periods. These include: (i) continued or increased competitive pressures from existing competitors and new entrants into the markets we operate in, (ii) unanticipated costs related to the implementation of our growth and operating strategies, (iii) loss of key member of management, (iv) inability to negotiate favorable terms with customers and suppliers, in particular EchoStar and StarBand, (v) increases in costs of borrowing, if any, (vi) our inability to achieve our cost savings initiatives, to achieve synergies from acquisitions and/or to strengthen our customer base, (vii) deterioration in general or regional economic conditions, which have an impact on the sale of our products and services, (viii) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to our existing operations, (ix) adverse determinations in connection with potential future litigation or other material claims and judgments against our company, (x) inability to achieve future sales levels or other operating results that support our cost savings initiatives, (xi) the unavailability of funds for capital expenditures, and (xii) lack of acceptance by the market for PlanetLink shares or the value of PlanetLink shares from time to time in the trading market, if any.

ITEM 2. DESCRIPTION OF PROPERTIES.

We lease 3,500 square feet of corporate office space at 5040 Roswell Road, Suite 250, Suite 104, Atlanta GA 30342 at a monthly rental of  $5,794. Our lease expires in February 2004. In addition to our office space, we currently lease six retail locations. The following table set forth is a summary of the information regarding each of our retail locations:

Retail Location	Monthly Rent	Space in Sq. Ft.	Lease Expiration
Southlake Mall, 1000 Southlake Mall, Morrow, GA 30260	$4,320	100	October 31, 2003
Arbor Place Mall, 6700 Douglas Blvd., Douglas, GA	$2,050	96	July 31, 2003
North Point Mall, 1000 North Point Circle, Alpharetta GA 30022	$4,200	40	October 31, 2003
North Lake Mall, 1000 Northlake Mall, Atlanta, GA 30022	$3,200	957	March 31, 2004
Stonecrest Mall, 2929Turner Hill Road, Lithonia GA 30038	$3,900	952	September 30, 2003
Conyers Store, 1360 Dogwood Drive, Suite 200, Conyers, GA 30012	$2,476	1,400	December 31, 2005

Our leased executive offices and other facilities are well maintained and in good operating condition. We believe that our facilities have adequate capacities to meet the demands of anticipated growth. Our strategy with respect to our plan during 2003 to open 6 to 12 new retail stores or kiosks should provide us with adequate capacity for our planned growth. See "Business Objective and Strategy" above.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation that arises in the normal course of our business operations. There are various other legal proceedings against the Company. While it is not feasible to predict or determine the outcome of any of these proceedings, it is the opinion of management that their outcome will have no material adverse effect on the financial position of the Company.

During the last quarter of fiscal 2002, the Company received a subpoena by the Office of the Secretary of State, State of Georgia, Assistant Commissioner of Securities, relating to an investigation being conducted under the Georgia Security Act of 1973. The investigation relates to the offer or sale of investment opportunities or securities of the Company in or from Georgia and related matters by the Company’s former chairman/chief executive officer or other persons. The Company responded to the subpoena prior to the end of 2002. The matter is ongoing and the Company intends to use reasonable efforts to resolve the matter. The Company is unable to determine or predict the outcome of the matter or the impact, if any, from this investigation. If the Company is unable to resolve the matter with the State of Georgia and if any further investigation or subsequent proceeding results, there could be a determination adverse to the Company, that could materially adversely effect the Company and its financial condition. However, at the date of this report, the Company is unable to predict the outcome of this matter or any impact that it may have upon the Company.

The Company learned on or about March 13, 2003 that Company’s former chairman and chief executive officer had been subject to a criminal proceeding not related to the business or operations of the Company. The former chairman and chief executive officer entered a guilty plea to possession of fraudulently obtained securities (financial instruments) in the United States District Court-Northern District of Georgia/Atlanta Division, U.S. v. Kayodye Aladesuyi. The former executive officer/director was sentenced to 11 months imprisonment and ordered to make restitution of $68,500 to five individuals. The Company was not a party to this proceeding and has not received any claim nor has it been threatened with any action with respect to this proceeding. As a result, the Company does not believe that it will be materially adversely effected by the legal proceeding or the order or restitution. The Company received the written resignation from Mr. Aladesuyi on March 25, 2003. Reference is made to the disclosure under Item 9. "Directors, Executive Officers, Promoters and Control Persons" below.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year ended December 31, 2002, no matter was submitted to a vote security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Price.
There has been  a limited trading market for the Company's shares since our common stock became subject to quotation on the NASDAQ OTCBB on August 14, 2002. The following table sets forth the high and low bid prices of our shares on the NASDAQ OTC:BB since our common stock became subject to quotation. These prices reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year 2002	High	Low
Third Quarter Ending September 30,	$3.50	$1.25
Period Ending December 31,	$2.25	$0.51

Fiscal Year 2003
Period Ending March 28, 2003	$1.00	$0.10

(b) Holders.
As of December 31, 2002, there were approximately 85 shareholders of record not including shares held in street name.

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

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
11/30/00	Common Stock	87,750	Aladesuyi, Valerie Y., Officer and Director	Non-cash compensation for services provided valued at $.001
08/22/00	Common Stock	50,000	Harold Jackson, Director	Non-cash compensation for services provided valued at $.001
07/01/01	Common Stock	450,000	Harold Jackson, Director	Private Placement for $.064 per share or $28,850(1)
07/01/01	Common Stock	5,045,811	Kayode Aladesuyi, President and Director	Non-cash compensation for services provided valued at $.001
07/01/01	Common Stock	127,940	Aladesuyi, Valerie Y., Officer and Director	Non-cash compensation for services provided valued at $.001
07/01/01	Common Stock	750,000	Immediate Aladesuyi Family	Gift
06/15/01	Common Stock	50,000	Dunn, Leontyne, Director	Non-cash compensation for services provided valued at $.001
07/01/01	Common Stock	12,500	Onipede, Iyabo, Director	Non-cash compensation for services provided valued at $.001
07/01/01	Common Stock	50,000	Walker, Robert, Director	Non-cash compensation for services provided valued at $.001
07/01/01	Common Stock	100,000	Williams, Dr. Melvin, Director	Non-cash compensation for services provided valued at $.001
01/01/00	Common Stock	450,000	GFS Investments	Non-cash compensation for business consulting services provided
01/01/00	Common Stock	86,125	CD Ventures	Non-cash compensation for business consulting services provided
01/09/00	Common Stock	30,000	Bradiq Limited	Non-cash compensation for business consulting services provided
01/31/00	Common Stock	1,000	John Simmons	Non-cash compensation for business consulting services provided
01/04/00	Common Stock	5,250	Vincent & Darci Manella	Private Placement for $.20 per share or $1,050(1)
01/04/00	Common Stock	5,000	Bradley Walton	Private Placement for $.20 per share or $1,000(1)
01/04/00	Common Stock	6,000	Eric-Morgan Johnson	Private Placement for $.20 per share or $1,200(1)
01/04/00	Common Stock	17,500	Kyle Dixon	Private Placement for $.20 per share or $3,500(1)
01/04/00	Common Stock	6,250	Clarence Powell	Private Placement for $.20 per share or $1,250(1)
01/04/00	Common Stock	8,000	Adam Sokoloff	Private Placement for $.20 per share or $1,600(1)
01/04/00	Common Stock	1,000	Megan Blackwell	Private Placement for $.20 per share or $200(1)
01/04/00	Common Stock	11,250	William Johnson	Private Placement for $.20 per share or $2,250(1)
01/04/00	Common Stock	4,000	Booze, Andre	Private Placement for $.20 per share or $800(1
01/04/00	Common Stock	3,000	Brown, Janet	Private Placement for $.20 per share or $600(1)
01/04/00	Common Stock	2,500	Epps, Kenya	Private Placement for $.20 per share or $500(1)
01/04/00	Common Stock	2,500	Lowery, Leneithra	Private Placement for $.20 per share or $500(1)
01/04/00	Common Stock	4,000	Maddox, Kelvin	Private Placement for $.20 per share or $800(1)
01/04/00	Common Stock	2,500	Reid, Jacqueline	Private Placement for $.20 per share or $500(1)
01/04/00	Common Stock	20,000	Tillman, Howard	Private Placement for $.20 per share or $2,000(1)
01/13/00	Common Stock	15,000	Clark, Janet	Private Placement for $.20 per share or $3,000(1)
01/21/00	Common Stock	5,000	Hill, Judy C.	Private Placement for $.20 per share or $1,000(1)
02/23/00	Common Stock	10,000	A2Z Professional Services	Private Placement for $.20 per share or $2,000(1)
02/23/00	Common Stock	15,000	Anthony Campbell	Private Placement for $.20 per share or $3,000(1)
03/03/00	Common Stock	37,500	Jarrette Braithewaite	Private Placement for $.20 per share or $7,500(1)
03/03/00	Common Stock	100,000	Bond, Keith Nelson	Private Placement for $.20 per share or $20,000(1)
03/31/00	Common Stock	2,500	Collin-Hassan, Vicki	Private Placement for $.20 per share or $500(1)
05/15/00	Common Stock	200,000	Tunji Odegbami	Private Placement for $.20 per share or $40,000(1)
09/07/00	Common Stock	5,000	Stone Mountain Investments	Private Placement for $.20 per share or $1,000(1)
11/30/00	Common Stock	18,750	Jerry Webber	Private Placement for $.20 per share or $3,750(1)
03/07/01	Common Stock	70,000	Keshi, Joseph	Private Placement for $.20 per share or $14,000(1)
04/27/01	Common Stock	12,000	Mitchell, Morgan	Private Placement for $.20 per share or $1,600(1)
05/02/01	Common Stock	25,000	Ira Sokolloff	Private Placement for $.20 per share or $5,000(1)
05/02/01	Common Stock	2,500	Tillman, Hubert	Private Placement for $.20 per share or $500(1)
05/02/01	Common Stock	2,500	Smith, Ernest and Tonja	Private Placement for $.20 per share or $500(1)
05/02/01	Common Stock	500	Tang, Michael K.K.	Private Placement for $.20 per share or $100(1)
05/30/00	Common Stock	5,000	Evans, Tracy	Private Placement for $.20 per share or $1,000(1)
05/02/01	Common Stock	2,500	Tillman, Betty	Private Placement for $.20 per share or $500(1
05/30/00	Common Stock	1,000	Robert Taylor	Private Placement for $.20 per share or $200(1)
05/30/00	Common Stock	500	Julian Carter	Private Placement for $.20 per share or $100(1)
05/02/01	Common Stock	2,500	Weaver, Anthony	Private Placement for $.20 per share or $500(1)
05/03/01	Common Stock	12,500	Arnold Cink	Private Placement for $.20 per share or $2,500(1)
06/11/01	Common Stock	6,250	Randy Gray	Private Placement for $.20 per share or $1,250(1)
07/11/01	Common Stock	185,093	Thomas J. Craft, Jr.	Shares issued in connection with a merger
07/11/01	Common Stock	185,093	Richard Rubin	Shares issued in connection with a merger
07/11/01	Common Stock	92,546	Ivo Heiden	Shares issued in connection with a merger
05/30/00	Common Stock	10,000	Gay, Arunious	Private Placement for $.20 per share or $2,000(1)
05/30/00	Common Stock	14,500	Jones, Karhan	Private Placement for $.20 per share or $2,900(1)
10/03/01	Common Stock	20,000	Barr, Thomas	Private Placement for $.20 per share or $4,000(1)
10/03/01	Common Stock	2,500	Arnaut, Nichole	Private Placement for $.20 per share or $500(1)
08/01/02	Common Stock	14,000	Jonathan Rosser	Services as director valued at par(1)
08/01/02	Common Stock	1,000	Harold Hastings JTTEN	Services valued at par(1)
08/01/02	Common Stock	266,000	M. Dewey Bain	Services as an officer valued at par(1)
08/01/02	Common Stock	3,000	Douglas A. & Douglas E. Gilliard	Services valued at par(1)
08/01/02	Common Stock	2,000	James M. Combee	Services valued at par(1)
08/01/02	Common Stock	2,000	Eric Davis	Services valued at par(1)
08/01/02	Common Stock	1,500	James Jackson JTTEN	Services valued at par(1)
08/01/02	Common Stock	1,000	Michael Parker	Services valued at par(1)
08/01/02	Common Stock	1,000	Cheryl Perry	Services valued at par(1)
08/01/02	Common Stock	10,000	Sherry Richardson	Services valued at par(1)
08/01/02	Common Stock	1,000	Sylvia Rosser	Services valued at par(1)
08/01/02	Common Stock	1,000	Kenneth Thompson	Services valued at par(1)
08/01/02	Common Stock	8,000	Darrel Carver	Services as director valued at par(1)
08/01/02	Common Stock	1,800,000	Harold Jackson	Services valued at par(1)
08/01/02	Common Stock	1,000	Barbara Wilkey	Services valued at par(1)
08/01/02	Common Stock	1,100	Wayne Heggett	Services valued at par(1)
08/01/02	Common Stock	10,000	Small Cap Voice, Inc.	Services valued at par(1)
08/01/02	Common Stock	25,000	V-Finance	Services valued at par(1)
08/01/02	Common Stock	1,000	Dareeell Watson	Services valued at par(1)
(1) We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was no public solicitation involved. The shares of restricted common stock were issued or sold to private investors, employees, officers and directors. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

The calculation of the sale price of restricted shares, as discussed herein, takes into consideration that the Company was a private company with no trading market and therefore its securities are not considered liquid instruments. The prices at which the Company's restricted shares were issued and sold was determined by the Company's management based upon the lack of marketability of the restricted shares, that fact that no trading market ever existed for the Company's securities, and the disadvantages of having a minority equity investment in a private company. The management believes that all issuances and sales of restricted shares were fair under the circumstances and at the dates of the respective transactions.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS

Forward-Looking Statements; Market Data

Forward-Looking Statements: This report and other statements issued or made from time to time by the Company contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934 by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections  77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company, its officers and directors and the officers and directors of the Company's subsidiaries as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Results of Operations

PlanetLink is also referred to as "the Company", "we", "us" and "our".

Results of Operations - For the Year Ended December 31, 2002 compared to the Year Ended December 31, 2001

Revenues. Our revenues increased to $1,026,256 for the year ended December 31, 2002 compared to revenues of $574,079 in fiscal year 2001, or an increase by 82%. This increase is primarily attributable to revenues related to the sale of EchoStar dish networks and related products through growth of our network and our retail locations.

Cost of revenues. Our cost of revenues consist primarily of costs associated with the wholesale cost of buying dish satellite equipment from EchoStar and costs associated with distribution of such equipment. We had cost of revenues of $669,725 for the year ended December 31, 2002 compared to cost of revenues of $461,114 during the year 2001, or an increase by 45%. We expect cost of goods sold to increase in future periods only to the extent that our sales volume increases.

Gross Margin. We improved our gross profit margin from 19.68% in 2001 to 34.74 in 2002.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. We had operating expenses for the year ended December 31, 2002 of $1,599,567 compared to operating expenses of $551,578 in the 2001.
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

Loss from Operations. We had a loss from operations of $1,243,036 for the year ended December 31, 2002 compared a loss from operations of $438,613 for the year 2001. The loss from operations is mainly attributable to increased costs associated with expanding our network of retail locations.

Other Income (expenses).

In the year ended December 31, 2001, we had $115,056 in other income mainly due to forgiveness of debt compared to an other expense of $24,835 in 2002 attributable to interest expense.

Net Loss. Our net loss for the year ended December 31, 2002 was $1,267,871 compared to a net loss of $323,557 in 2001.

Liquidity and Capital Resources.

At December 31, 2002, we had total current assets of $22,071 compared to $11,421 at December 31, 2001. We had $22,071 receivable on December 31, 2002 compared to $11,421 on December 31, 2001. We believe that our accounts receivable are fully collectable.

We had net fixed assets of $64,286 at December 31, 2002 compared to net fixed assets of $41,152 at December 31, 2001. We had total assets of $168,326 on December 31, 2002 compared to total assets of $53,148 at December 31, 2001. During fiscal 2002, we capitalized software valued at $75,293, which attributed to the increase in total assets.

Our total current liabilities increased insignificantly to $1,037,796 compared to total current liabilities of $366,083 at December 31, 2001. This increase is principally due to loans payable to our current president. We had no long-term liabilities as of December 31, 2002 and December 31, 2001.

Net cash used in operating activities was $1,067,927 for the year ended December 31, 2002 compared a negative cash flow from operations of $162,414 in 2001. This use of cash is principally the result of our net loss. The increase in accrued expenses payable and payroll and related taxes offset our cash used in operating activities.

Net cash used in investing activities was $117,569 in 2002 compared to cash used for investing activities of $46,885 in 2001. During fiscal year 2002, we invested $75,293 in software development.

Net cash provided by financing activities was $1,185,496 for the year ended 2002 compared to cash provided by financing activities of $208,169 in 2001. We received significant funding from our current president, Mr. Dewey Bain, to finance our negative cash flow from operations.

We do not have existing capital resources available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. The Company anticipates that funding from affiliated persons will be its primary source of funding to finance its operating expenses and/or its negative cash flow from operations.

We may determine to seek to raise funds from the sale of equity or debt securities or other borrowings, as part of our intent to fund our expansion and our negative cash flow from operations. We cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. We anticipate that in connection with funding our business expansion and negative cash flow from operations, we may issue additional shares. If such additional shares are issued, our shareholders will experience a dilution in their ownership interest. If additional shares are issued in connection with such activities, a change in control may occur. Our limited resources may make it difficult to raise capital. We do not have any arrangements with any parties to secure additional financing at present. Our inability to secure additional financing may have a materially adverse effect on our financial condition and future prospects.

As described by the Company’s independent auditors in Note 9 to the Company’s financial statements, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s management believes that its ongoing efforts to increase revenue and raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

Auditors' report	30
Financial Statements
Balance sheet	31
Statement of operations	32
Statement of changes in stockholders' deficit	33
Statement of cash flows	34
Supplementary information
Summary of significant accounting policies	35
Notes to the financial statements	36

KAHN BOYD LEVYCHIN, LLP
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
99 Wall Street, 10th Floor New York, NY 10005
(212) 843-4100

 Auditors’ Report

To the Board of Directors
PlanetLink Communications, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheets of PlanetLink Communications, Inc. as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders’ deficit, and cash flows, and the accompanying supplementary information contained, which is presented only for supplementary analysis purposes, for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PlanetLink Communications, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

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

Kahn Boyd Levychin

Kahn Boyd Levychin,
Certified Public Accountants
February 23, 2003

PlanetLink Communications, Inc.
Balance Sheets
December 31, 2002 and 2001
Assets	2002	2001
Current assets
Accounts receivable	$22,071	$11,421
Total current assets	22,071	11,421

Fixed assets
Furniture and equipment	91,176	48,900
	91,176	48,900
Less: accumulated depreciation	26,890	7,748
Net fixed assets	64,286	41,152

Other assets
Capitalized software costs	75,293	-
Security deposits	6,676	575
Total other assets	81,969	575
Total assets	$168,326	$53,148

Liabilities and Stockholders' Deficit
Current liabilities
Cash overdraft	$14,930	$329
Accounts and accrued expenses payable	276,321	223,809
Payroll taxes payable	235,234	92,366
Line of credit payable (Note 1)	49,579	49,579
Officers' loans payable (Note 2)	1,037,796	-
Total current liabilities	1,613,860	366,083
Total liabilities	1,613,860	366,083

Stockholders' deficit
Common stock (50,000,000 shares $.001 par value authorized,
11,427,643 shares issued and outstanding)	11,428	9,255
Additional paid-in capital	807,088	(673,989)
Accumulated deficit	(2,264,050)	(996,179)
Total stockholders' deficit	(1,445,534)	(312,935)
Total liabilities and stockholders' deficit	$168,326	$53,148
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Statements of Operations
For the year ended December 31, 2002 and 2001
	2002	2001
Revenue	$1,026,256	$574,079
Cost of revenue	669,725	461,114
Gross profit	356,531	112,965
Operating expenses	1,599,567	551,578
Loss from operations	(1,243,036)	(438,613)

Other income (expense)
Discharge of indebtedness (Note 3)	-	116,882
Miscellaneous income	158	1,889
Interest expense	(24,993)	(3,715)
Total other income (expense)	(24,835)	115,056
Net loss	$(1,267,871)	$(323,557)

Loss per weighted average shares of common stock	$(.2919)	$(.0746)
Weighted average number of shares of common stock outstanding	$4,336,345	$4,336,345
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Statement of Changes in Stockholders' Equity
For the year ended December 31, 2002 and 2001
	Common Stock		Additional		Total
			paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance, December 31, 2000	2,091,410	2,091	458,816	(672,622)	(211,715)
Common stock issued for cash	564,250	564	215,636	-	216,200
Common stock issued for services	6,136,251	6,136	-	-	6,136
Common stock issued in Fifth Avenue Acquisition I Corp. Acquisition	462,732	463	(463)	-	-
Net Loss				(323,557)	(323,557)
Balance, December 31, 2001	9,254,643	$9,255	$673,989	$(996,179)	$(312,935)

Capital Contribution			133,099		133,099
Common Stock issued for services	2,173,000	2,173	-	-	2,173
Net Loss				(1,267,871)	(1,267,871)
Balance, December 31, 2002	11,427,643	$9,255	$807,088	$(2,264,050)	$(1,445,534)
See auditor's report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

PlanetLink Communications, Inc.
Statement of Cash Flows
For the years ended December 31, 2002 and 2001
	2002	2001
Cash flows from operating activities:
Net loss	$(1,267,871)	$(323,557)
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	19,142	7,345
Common stock issued for fees and services	2,173	6,136
Discharge of indebtedness	-	(116,882)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(10,650)	122,101
Decrease (increase) in security deposits	(6,101)
Decrease (increase) in accounts and accrued expenses payable	52,512	98,404
Increase in payroll taxes payable	142,868	44,038
Net cash used by operating activities	(1,067,927)	(162,414)

Cash flows from investing activities:
Purchases of office equipment	(42,276)	(46,885)
Capitalized software costs incurred	(75,293)	-
Net cash used by investing activities	(117,569)	(46,885)

Cash flows from financing activities
Proceeds from purchase of common stock	133,099	216,200
Cash overdraft	14,601	329
(Decrease) increase in officer's loan payable	1,037,796	(8,360)
Net cash provided by financing activities	1,185,496	208,169

Decrease in cash and cash and cash equivalents	-	(1,130)
Cash and cash equivalents, beginning of year	-	1,130
Cash and cash equivalents, end of year	$-	$-

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest expense	$-	$683
Income taxes	$-	$-
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

Because of the current review by the Georgia Public Service Commission of the rules and regulations regarding Competitive Local Exchange Carriers (CLEC) in the telecommunications market, the Company is opting not to offer local and long distance telephone services until the regulatory environment makes it more profitable to compete. The Company is still licensed.

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

PlanetLink Communications, Inc.
Notes to the Financial Statements

NOTE 1 – LINE OF CREDIT

The Company has a line of credit with Citizens Trust Bank. The line of credit accrues interest at 7.5% per annum.

NOTE 2 – OFFICERS’ LOANS PAYABLE

Officers’ loans payable is as follows:

Demand note from the Company’s President that accrues interest at 10%. The note is dated December 31, 2002.	$990,263
Demand note from the Company’s CEO that is non-interest bearing.	47,533
$1,037,796

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

NOTE 4 – INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

	2002	2001
Net operating loss to be carried forward	$565,469	$249,045
Less: valuation allowance	$565,469	$249,045
Net deferred tax asset	$-	$-

The Company incurred no Georgia state income tax expense for the year ended December 31, 2002 and 2001, and utilized no tax carryforward losses.

The Company has a net operating loss carryover of $2,261,877 to offset future income tax. The net operating losses expire as follows:

December 31, 2019	$112,825
December 31, 2020	559,797
December 31, 2021	323,557
December 31, 2022	1,265,698

NOTE 5 – OPERATING FACILITIES

The Company maintained its offices under an operating lease that expired in February 2002. In March 2002 the company signed a new operating lease for three years expiring on February 2005. The future minimum rental payments for these obligations are as follows:

December 31, 2003	$52,416
December 31, 2004	54,513
December 31, 2005	9,085

NOTE 6 – LITIGATION

The Company has received a subpoena by the Office of the Secretary of State, State of Georgia, Assistant Commissioner of Securities, relating to an investigation being conducted under the Georgia Security Act of 1973. The investigation relates to the offer or sale of investment opportunities or securities of the Company in or from Georgia and related matters. The matter is ongoing and the Company intends to use reasonable efforts to resolve the matter.

The Company is unable to determine or predict the outcome of the matter or the impact, if any, from the investigation. If the Company is unable to resolve the matter with the State of Georgia and the investigation or proceedings results in a determination adverse to the Company, it could result in further action against the Company or an order or award, which could have a material adverse effect on the Company.

There are various other legal proceedings against the Company. While it is not feasible to predict or determine the outcome of any of these cases, it is the opinion of management that their outcome will have no material adverse effect on the financial position of the Company.

NOTE 7 –MERGER WITH FIFTH AVENUE ACQUISITION I CORPORATION

On July 11, 2001, pursuant to an agreement and plan of merger, the Company issued 462,732 of common stock to the shareholders of Fifth Avenue Acquisition I Corporation in exchange for each of the 1,000,000 issued and outstanding shares of Fifth Avenue Acquisition I Corporation. The agreement and plan of merger called for PlanetLink to merge into Fifth Avenue Acquisition I Corporation, with PlanetLink becoming the successor reporting company.

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

The Company has incurred net losses of $1,265,698 and $323,557 respectively for the years ended December 31, 2002 and 2001, and as of December 31, 2002 had incurred cumulative losses since inception of $2,261,877. The Company’s existence in the current and prior periods has been dependent upon operational revenues, advances from related parties and other individuals, and the sale of equity securities.

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

The adjustment increased accumulated deficit by $140,975, increased common stock by $706 and increased additional paid-in capital by $140,269. In addition operating expenses and net loss for the year ended December 31, 2001 were increased by $140,975.

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

NOTE 12 – SEGMENT INFORMATION

The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:

		2002		2001
Revenue	$		$
Satellite television services		1,026,256		564,332
Internet access		-		9,747
Net deferred tax asset		$1,026,256		$574,079

See auditors’ report and the summary of significant accounting policies.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Pursuant to the Company’s Certificate of Incorporation and its By-Laws, the members of the Board of Directors serve for one-year terms. The Company's directors and executive officers during the year ended December 31, 2002 are:

Name	Age	Position
M. Dewey Bain	52	President since October 2002, a Director since August 2002 and since March 2003 also Treasurer
Harold Jackson	41	Chairman since March 2003
Dr. Melvin Williams	49	Director
Iyabo Onipede	39	Director
Jonathan Rosser	58	Director
Darrell Carver	39	Director
Ed Phelps	31	Director
Kayode A. Aladesuyi	42	Former President and CEO (1)
Valerie Y. Aladesuyi	37	Former Secretary and Director (2)

M. Dewey Bain, President, Treasurer and Director. Mr. Bain was appointed president in October 2002 and elected to the Company's board of directors in August 2002. In March 2003 Mr. Bain also was appointed Treasurer. Prior to joining  PlanetLink, Mr. Bain was the principal partner of Independent Trust Administrators. Mr. Bain was a trial attorney for the Texas Department Of Public Welfare and the City of San Antonio, Texas. Mr. Bain also served in the Judge Advocate General's Corp. (J.A.G.) of the United States Army Reserves for ten years. Mr. Bain graduated from David Lipscomb College in 1971 with a Bachelor of Arts degree and earned his Juris Doctor degree from the University of Texas in 1975. Mr. Bain has not held any position in a reporting public company during the last five years.

Harold Jackson, Chairman. Mr. Jackson became Chairman of the Company in March 2003. Dr. Jackson is a pulmonary and critical care physician. During the past five years, he has been a partner with Southeastern Lung Care P. C. in Decatur and Conyers, Georgia, where he treats patients suffering from asthma, emphysema and other respiratory ailments. He has hospital affiliations with Dekalb Medical Center, Rockdale Hospital, Decatur Hospital, Newton General Hospital and Emory Northlake Regional Medical Center. He is an independent speaker for Glaxo and various other pharmaceutical companies. In addition to his accomplishments in the medical field, Dr. Jackson was the first winner of the Arabesque Man Cover Model Contest. He was featured on the cover of an Arabesque romance novel and appeared as a guest on BET's network show, "Oh Drama". Jezebel Magazine also chose him as one of the "50 Most Beautiful People in Atlanta". Dr. Jackson is a member of the American College of Chest Physicians and is the founder of the Omicron Chi Chapter of Alpha Phi Alpha Fraternity, based at Wofford College. Mr. Jackson has not held any position in a reporting public company during the last five years.

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

Iyabo Onipede, Director. Ms. Onipede is practicing law in Atlanta since her admission to the Georgia Bar in 1990. Over the last ten years, she has worked in the residential real estate business. In 1994, she founded the Johnson Firm, P.C., a law firm specialized in real estate law. Mr. Onipede graduated from Goucher College in Towson, Maryland in 1985. In 1989, she graduated from Georgetown University Law School. Ms. Johnson has not held any position in a reporting public company during the last five years.

Jonathan Rosser, Director. Mr. Rosser became a Director of the Company in March 2003. Mr. Rosser has been a Georgia realtor for over eighteen years and he has been an independent entrepreneur for more than thirty years. He assists numerous private clients with real estate ventures and investments. He services the residential and commercial sectors. His background and experiences have primarily been in retail sales and services, where he has served in numerous capacities. Early in his career, he was appointed by Governor Busbee to serve on the Georgia Board of Barbers. He currently serves as a member of the National Association of Realtors and the Georgia Association of Mortgage Brokers. Mr. Rosser attended Morris Brown College in Atlanta, Georgia. He served in numerous consulting capacities as a businessman and consultant. Mr. Rosser has not held any position in a reporting public company during the last five years.

Darrell Carver, Esquire, Director. Mr. Carver became a director of the Company in March 2003. Mr. Carver graduated with a B.B.A. from Tennessee State University in 1985 and a J.D. from Howard University School of Law in 1990. He is currently a trial attorney with Thomas, Means, Gillis & Seay. His areas of concentration are medical malpractice; catastrophic personal injury; nursing home negligence and abuse; class action and mass tort litigation; and general civil litigation. In 1998, he formed Darrell T. Carver, P.C., Stone Mountain, Georgia. His focus areas were civil and criminal litigation, personal injury, medical malpractice, and negligence. He was previously employed as a trial attorney for Sharon W. Ware & Associates. He has served as an Assistant District Attorney for Fulton County, Georgia and an associate attorney with Alston & Bird, LLP. Mr. Carver was admitted to the Georgia Bar, the U.S. Court of Appeals for the Eleventh Circuit, the United States District Court for the Northern District of Georgia, the Georgia Supreme Court, and the Georgia Court of Appeals in 1991. He is currently a member of the American Trial Lawyers Association, the Georgia Trial Lawyers Association, the American Bar Association, the National Bar Association, the DeKalb Bar Association and the DeKalb Lawyers Association. Mr. Carver has not held any position in a reporting public company during the last five years.

Ed Phelps, Director. Mr. Phelps became a director of the Company in March 2003. Mr. Phelps graduated with a B.S. in Accounting and Marketing from Southern University A & M and a B.A. in Illustration and Design from the School of Visual Arts. Presently, he is the President and CEO of Studio VIS, Inc., a web site development and hosting services firm. He is also the CEO and co-founder of BlackPolitics.com. Mr. Phelps has 14 years of awarding-winning experience in communications design, advertising and creative services. Specifically, he has worked for the Turner Broadcasting System, Inc. in advertising, graphic design, and production graphics design. In 1993, after leaving TBS, Mr. Phelps began consulting. His most notable clients are The Atlanta Committee for the Olympic Games, Turner Broadcasting System, Turner Home Satellite, CNN, The City of Atlanta Bureau of Cultural Affairs, The Department of Aviation, Progressive Insurance, and the Atlanta Department of Planning, Development and Neighborhood Conservation. Mr. Phelps has not held any position in a reporting public company during the last five years.

(1)Kayode A. Aladesuyi, Former President, CEO and Director. Mr. Aladesuyi was the founder and had been the Company's CEO and President from its inception in May 1999 until his resignation submitted to the board of directors at a meeting held on March 25, 2003. The board of directors accepted the resignation of Mr. Aladesuyi after was first informed in March 2003 that Mr. Aladesuyi had plead guilty in United States District Court for the Northern District of Georgia/Atlanta Division to possession of fraudulently obtained securities (financial instruments). This conviction was unrelated to the Company's securities nor was it related to any public company or entity. Prior to this information being received by the Company, present management had no knowledge of this proceeding. The plea resulted in a sentence of 11 months followed by three years supervised probation. In connection with the Company's inquiry of this matter, the Company received a copy of the judgment, conviction and plea dated February 28, 2002. We understand that in connection with his guilty plea, Mr. Aladesuyi was ordered to make restitution of a total of $68,500 to five individuals.
Prior to founding PlanetLink, he founded Vision Records Atlanta, a music production company and one of the pioneers in the Atlanta music market. In 1996, Mr. Aladesuyi entered the film and television industry and started the Loud Entertainment Group. Loud Entertainment Group produced a series of regional programs, which were also aired on the UPN and WB networks including the production of the African American Soap Opera "Sweet Auburn".  Loud Entertainment Group is currently managed by an independent consulting company. Until 1994, Mr. Aladesuyi had been an accountant and principal at Associated Management and Financial Services, a tax and financial planning firm. During that time he has assisted several small and mid-size business owners in starting and  developing businesses in the metropolitan area of Atlanta, Georgia. Mr. Aladesuyi has not held any position in a reporting public company during the last five years.

(2) Valerie Yvette Wells-Aladesuyi, Former Secretary and Director. Mrs. Wells-Aladesuyi is Human Resource Benefits Manager at Lumenor, an Atlanta, Georgia corporation. At PlanetLink, she had been responsible for all aspects of the Company's payroll, benefits and human resources. Mrs. Aladesuyi was terminated as the Company's secretary and removed as a director on March 25, 2003. Mrs. Wells-Aladesuyi has over ten years experience in human resources, benefits and payroll matters and provides such services also to other small business. Prior to joining Lumenor, Mrs. Wells-Aladesuyi was a Payroll Specialist for The Coca-Cola Company in Atlanta. In this position, she managed and processed the payroll for the Cole-Cole syrup and beverages plants and retail stores for the U.S. market. Mrs. Wells-Aladesuyi also worked in corporate staffing at Coca-Cola. She started her career in a non-profit organization, SciTek, where she was responsible for the creation and development of SciTek's Human Resource Department. Mrs. Wells-Aladesuyi attended Auburn University and continues her education at Kennesaw State University. Mrs. Wells-Aladesuyi is a member of the Society of Human Resource Managers (SHRM). Mrs. Wells-Aladesuyi has not held any position in a reporting public company during the last five years.

Section 16(a) Beneficial Ownership Reporting Compliance.

Name of Officer/Director	Forms Filed
M. Dewey Bain, President, Treasurer and Director	Form 3
Harold Jackson, Chairman	Form 3 and 5
Dr. Melvin Williams, Director	Form 3 and 5
Iyabo Onipede, Director	Form 3 and 5
Johnathan Rosser, Director	Form 3
Darrel Carver, Director	Form 3
Ed Phelps, Director	Form 3

ITEM 10. EXECUTIVE COMPENSATION.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
M. Dewey Bain, President, Treasurer and Director (1)	2002	0	0	$266	0	0	0	0
Kayode A. Aladesuyi, Former President, CEO and Chairman	2002	0	0	0	0	0	0	0
Kayode A. Aladesuyi, Former President, CEO and Chairman	2001	0	0	0	5,045(2)(3)	0	0	0
Kayode A. Aladesuyi, Former President CEO and Chairman	2000	0	0	0	0	0	0	0

(1) M. Dewey Bain became a director in August 2002 and was appointed president in October 2002. Mr. Bain was appointed Treasurer in March 2003. Mr. Bain was issued 266,000 shares in August 2002valued at par.

(2) The Company issued 5,045,811 restricted shares to Mr. Aladesuyi for services provided as officer and and director at par value.
(3) Mr. Aladesuyi resigned as an officer and director pursuant to a written letter submitted to the board of directors on March 25, 2003. The Company understands that Mr. Aladesuyi has granted voting rights with respect to these share to his wife, Valerie Y. Aladesuyi, former secretary and a director.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the management. None of the Company's executive officers have an employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock as of the most recent practicable date, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name	Amount of Stock Beneficially owned(1)	Common Stock Beneficially Owned
M. Dewey Bain, President, Treasurer and Director 5040 Rosewell Road, Suite 250 Atlanta, GA 30342	12,291,000	52.46%
Harold Jackson, Chairman of the Board, 5040 Rosewell Road, Suite 250 Atlanta, GA 30342	2,300,000	9.81%
Dr. Melvin Williams, Director 5040 Rosewell Road, Suite 250 Atlanta, GA 30342	100,000	0.43%
Iyabo Onipede, Director 5040 Rosewell Road, Suite 250 Atlanta, GA 30342	12,500	0.05%
Johnathan Rosser, Director 5040 Rosewell Road, Suite 250 Atlanta, GA 30342	14,000	0.06%
Darrell Carver, Director 5040 Rosewell Road, Suite 250 Atlanta, GA 30342	8,000	0.03%
Ed Phelps, Director 5040 Rosewell Road, Suite 250 Atlanta, GA 30342	12,500	0.05%
Kayode A. Aladesuyi, 165 West Wieuca Road, Suite 205 Atlanta, GA 30342	5,472,286(2)(3)	23.36%
All directors and executive officers (7 persons)	14,738,000	62,90%
(1) Based upon 23,429,143 outstanding shares as of March 27, 2002. (2) Does not include the 750,000 shares beneficially owned by Mr. Aladesuyi's immediate family. (3) Ms. Aladesuyi, spouse of Kayode A. Aladesuyi,.has the voting power of these shares owned of record. In addition, Ms. Aladesuyi owns 500,000 shares directly.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company during the past two fiscal years did not enter into any transaction or series of similar transactions that exceeded $60,000 with Company's executive officers, directors, persons who own more than 5% of of the issued and outstanding common stock.

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
** Filed with the predecessor Company's Form 10-KSB for the year ended December 31, 2000 and incorporated by reference herewith.

(B) Reports on Form 8-K
The Company did not file a Form 8-K during the last quarter of the fiscal year 2002.

ITEM 14. CONTROL AND PROCEDURES

Based on their most recent evaluation and prior to the filing of this Form 10-KSB, the Company's President believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003

PlanetLink Communications, Inc.
By: M. Dewey Bain, President, Treasurer and Director
/s/ M. Dewey Bain

Supplemental information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

(a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case, see rule 12b-23(b)), every issuer which files an annual report on this Form under Section 15(d) of the Exchange Act shall furnish the Commission for its information, at the time of filing its report on this Form, four copies of the following:

(1) Any annual report to security holders covering the registrant's last fiscal year; and

(2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

(b) The Commission will not consider the material to be "filed" or subject to the liabilities of Section 18 of the Exchange Act, except if the issuer specifically incorporates it in its annual report on this Form by reference.

(c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report on this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.

CERTIFICATIONS

I, M. Dewey Bain, certify that:

1. I have reviewed this annual report on Form 10-KSB of PlanetLink Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer,  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report management's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3-31-2003

M. Dewey Bain, President, Treasurer and Director
/s/ M. Dewey Bain,
President, Treasurer and Director