Form 10QSB
period 2003-03-31
PLANETLINK COMMUNICATIONS INC
filed 2003-05-15
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

PlanetLink Communications, Inc.
(full Name of Registrant)

FORM 12b-25

SEC FILE NUMBER
[0-31763]

NOTIFICATION OF LATE FILING CUSIP NUMBER: 72705B 10 2

(Check One): [  ] Form 10-KSB [  ] Form 20-F [ ] Form 11-K   [X] Form 10QSB [  ] Form N-SAR

For Period Ended: March 31, 2003

[ ] Transition Report on Form 10-KSB
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-QSB
[ ] Transition Report on Form N-SAR

For the Transition Period Ended:

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein. If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I - REGISTRATION INFORMATION

PlanetLink Communications, Inc.
Name

5040 Rosewell Road, Suite 250
Address of Principal Executive Office (Street and Number)

Atlanta, GA 30342
City, State and Zip Code

PART II - RULE 12b-25(b)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-KSB, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

PART III - NARRATIVE

The Registrant's Quarterly Report on Form 10-QSB could not be filed within the prescribed time period because the Company encountered delays in coordinating the preparation of the financial statements for the period ended March 31, 2003.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification.

M. Dewey Bain, President
(Name)

404-781-0777
(Area Code) (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).

[X] Yes [ ] No

(3) Is it anticipated that any significant changes in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

[  ] Yes [X] No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

PlanetLink Communications, Inc. has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

By: /s/ M. Dewey Bain, President
Date: May 15, 2003