Form 10QSB/A
period 2003-03-31
PLANETLINK COMMUNICATIONS INC
filed 2003-06-03
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-31763

PlanetLink Communications, Inc.
(Exact name of small business issuer as specified in its charter)

Georgia	58-2466623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

145 Bookhout Drive, Cumming, GA	30041
(Address of principal executive offices)	(Zip Code)

(678) 455-7075
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 13,729,143 shares outstanding as of May 31, 2003.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KAHN BOYD LEVYCHIN, LLP
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
99 Wall Street, 10th Floor New York, NY 10005
(212) 843-4100

 Accountants' review report

To the Board of Directors
PlanetLink Communications, Inc.
Atlanta, Georgia

We have reviewed the accompanying balance sheets of Planetlink Communications, Inc. as of March 31, 2003 and 2002, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Planetlink Communications, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company’s management.

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

Kahn Boyd Levychin

Kahn Boyd Levychin,
Certified Public Accountants
May 29, 2003

PlanetLink Communications, Inc.
Balance Sheets
March 31, 2003
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$-
Accounts receivable	4,522
Total current assets	4,522

Fixed assets
Furniture and equipment	91,176
Less: accumulated depreciation	31,991
Net fixed assets	59,185

Other assets
Capitalized software costs	75,293
Security deposits	6,676
Total other assets	81,969
Total assets	$145,676

Liabilities and Stockholders' Deficit
Current liabilities
Cash overdraft	$26,025
Accounts and accrued expenses payable	271,010
Payroll taxes payable	276,674
Line of credit payable (Note 1)	49,579
Officer's loan payable (Note 2)	1,037,796
Total current liabilities	1,661,084
Total liabilities	1,661,084

Stockholders' deficit
Common stock (50,000,000 shares $.001 par value authorized,
11,427,643 shares issued and outstanding)	11,428
Additional paid-in capital	(807,088)
Accumulated deficit	(2,333,924)
Total stockholders' deficit	(1,515,408)
Total liabilities and stockholders' deficit	$145,676
See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

PlanetLink Communications, Inc.
Statements of Operations
For the three months ended March 31, 2003 and 2002
(Unaudited)

	March 31,
	2003	2002
Revenue
Satellite television services	$454,470	$411,684
Total revenue	849,643	411,684
Cost of revenue	79,234	263,055
Gross profit	375,336	148,629
Operating expenses	445,210	316,039
Net loss	(69,874)	(167,410)
Loss per weighted average shares of common stock outstanding	$(.0076)	$(.0181)
Weighted average number of shares of common stock outstanding	9,254,643	9,254,643
See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

PlanetLink Communications, Inc.
Statement of Cash Flows
For the three months ended March 31, 2003 and 2002
(Unaudited)
	March 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(69,874)	$(167,410)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	5,101	3,688
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	17,549	(9,868)
Increase in prepaid expenses	-	(3,625))
Increase (Decrease) in accounts and accrued expenses payable	(5,311)	(10,296)
Increase in payroll taxes payable	41,440	40,906
Net cash used by operating activities	(11,095)	(146,605)

Cash flows from investing activities:
Purchases of office equipment	-	(14,397)
Capitalized software costs incurred	-	-
Increase in security deposits	-	-
Net cash used by investing activities	-	(14,397)

Cash flows from financing activities
Proceeds from sale of common stock	-	-
Net increase in loan's payable	-	176,579
Net cash provided by financing activities	-	176,579

Increase in cash and cash equivalents	-	15,577
Cash and cash equivalents, beginning of year	-	(329)
Cash and cash equivalents, end of year	$-	$15,248)

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest expense	$-	$-
Income taxes	$-	$-
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

PlanetLink Communications, Inc.
Notes to the Financial Statements

NOTE 1 – LINE OF CREDIT

The Company has a line of credit with Citizens Trust Bank. The line of credit accrues interest at 7.5% per annum.

NOTE 2 – OFFICER’S LOAN PAYABLE

The officer’s loan payable is as follows:

Demand note dated December 31, 2002 from the Company's President that accrues interest at 10%	$990,263
Demand note from the Company's former CEO that is non-interest bearing	47,533
$1,037,796

NOTE 3 – INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

	2003	2002
Net operating loss to be carried forward	$583,481	$290,897
Less: valuation allowance	583,481	290,897
Net deferred tax asset	$ -	$ -

The Company incurred no Georgia state income tax expense for the three months ended March 31, 2003 and 2002, and utilized no tax carryforward losses.

The Company has a net operating loss carryover of $2,333,924 to offset future income tax. The net operating losses expire as follows:

December 31, 2019	$112,825
2020	559,797
2021	323,557
2022	1,267,871
2023	69,874

NOTE 4 – OPERATING FACILITIES

The Company maintained its offices under an operating lease that expired in February 2002. In March 2002 the company signed a new operating lease for three years expiring on February 2005. The future minimum rental payments for these obligations are as follows:

December 31, 2003	$39,312
2004	54,513
2005	9,085

During the second quarter of 2003 the Company moved its offices to premises owned and controlled by the Company’s President. As of the date of this report the terms for use of the space had not been agreed upon by both parties.

NOTE 5– LITIGATION

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

NOTE 6 –MERGER WITH FIFTH AVENUE ACQUISITION I CORPORATION

On July 11, 2001, pursuant to an agreement and plan of merger, the Company issued 462,732 of common stock to the shareholders of Fifth Avenue Acquisition I Corporation in exchange for each of the 1,000,000 issued and outstanding shares of Fifth Avenue Acquisition I Corporation. As part of the plan Fifth Avenue Acquisition I Corporation merged into the Company, with the Company remaining as the successor reporting company. The merger was done pursuant to the Company going public in the third quarter of 2002.

NOTE 7 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company has incurred net losses of $69,874 and $167,410 respectively for the three months ended March 31, 2003 and 2002, and as of March 31, 2003 had incurred cumulative losses since inception of $2,333,924. The Company’s existence in the current and prior periods has been dependent upon operational revenues, advances from related parties and other individuals, and the sale of equity securities.

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

NOTE 8 – SEGMENT INFORMATION

The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:

	2003	2002
Revenue
Satellite television services	$454,570	$411,684
Total revenue	$454,570	$411,684

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

This discussion contains certain estimates and plans related to the industry in which we operate. The estimates and plans assume that certain events, trends and activities will occur, of which there can be no assurance. In particular, we do not know the future level of growth of the industry we operate in, and particularly the level of growth of the satellite industry and our ability to implement our plan of operations for selling satellite television service on-line and through direct marketing, based upon commission only basis. Following the end of the quarter ended March 31, 2003, we commenced implementation of our plan to reduce our overhead by closing certain retail locations and relocating our corporate headquarters, which plan should reduce our rental costs significantly as well as other operating costs such as salaries. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth from our business operations may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

Results of Operations - For the Three-Month Period Ended March 31, 2003 and 2002

Revenues. Our revenues increased by 9.43% to $454,570 for the three-month period ended March 31, 2003 from $411,684 during the same period in the prior year. This increase is primarily attributable to revenue increase related to the sale of EchoStar dish networks through growth of our retail network and our retail locations.

Cost of revenues. Our cost of revenues consist primarily of costs associated with the wholesale cost of buying dish satellite equipment from EchoStar and costs associated with distribution of such equipment. We had cost of revenues of $79,234 for the three month ended March 31, 2003 compared to $263,055 during the same period in the prior year, or a decrease by 70%.

Gross Margin. We improved our gross profit margin to 83% for the three-month period ended March 31, 2003 compared to a gross profit margin of 36% during the same period in the prior year.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. We had operating expenses for the three-month period ended March 31, 2003 of $445,210 compared to operating expenses of $316,039 during the three-month period in the prior year. Our operating expenses increased due to costs associated with our business plan.

Net Loss. Our net loss for the three-month period ended March 31, 2003 was $69,874 compared to a net loss of $167,410 during the same period in the prior year. The decrease in our net loss was primarily due to the improvement in our gross profit margin.

Liquidity and Capital Resources.

At March 31, 2003, we had total current assets of $4,522 compared to total current assets of $22,071 at December 31, 2002 consisting of accounts receivable, which we believe are fully collectable.

We had fixed assets of $59,185 at March 31, 2003, compared to fixed assets of $64,286 at December 31, 2002. Our total assets were $145,676 at March 31, 2003 compared to total assets of $168,326 at December 31, 2002.

Our total current liabilities increased to $1,661,084 at March 31, 2003 compared to total current liabilities of $1,613,860 at December 31, 2002. We had no long-term liabilities as of March 31, 2003 and December 31, 2002. The increase in total liabilities was mainly due to an increase in loans payable to officer of the company.

We had a negative cash flow from operations of $11,095 during the three-month period ended March 31, 2003 compared to a negative cash flow from operations of $146,605 during the three-month period ended March 31, 2002. This use of cash during the three-month period ended March 31, 2003 is principally the result of our net loss and an increase in accounts receivable offset by an increase in payables.

We had no investing and financing activities during the three months ended March 31, 2003.

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

Item 3.    Controls and Procedures

a. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer  concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Footnote 5 to the Notes to Financial Statements.

Item 2. Changes in Security

During the three-month period ended March 31, 2003, we did not sell or issue any restricted shares.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description	Page No.
3 (i)	By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
3 (ii)	Articles of Incorporation (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
4	Specimen Stock Certificate (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
99.1	Certification of the Company's President and Chief Executive Officer
99.2	Statement Pursuant to Section 906 of Sarbanes-Oxley Act od 2002
* Filed with the Company's Form 10-SB/12g. and incorporated by reference herewith.

(b) Form 8-K.

The Company did not file a Form 8-K during the three months ended March 31, 2003.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlanetLink Communications, Inc.
By: /s/ M. Dewey Bain, President and CEO
Dated: June 2, 2003
Cumming, GA