Form 10QSB
period 2003-06-30
PLANETLINK COMMUNICATIONS INC
filed 2003-08-26
CIK 1123845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended June 30, 2003.

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934

               For the transition period from _______ to ________


                         COMMISSION FILE NUMBER: 0-31763


                         PLANETLINK COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)


            GEORGIA                                     58-2466623
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

      1415 BOOKHOUT DRIVE, CUMMING, GEORGIA                     33041
     (Address of principal executive offices)                 (Zip Code)


                                 (678) 455-7075
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, 49,602,043 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION....................................................................................3
     Item 1.  Financial Statements................................................................................3
         Balance Sheet as of June 30, 2003 and 2002...............................................................4
         Statement of Operations as of June 30, 2003 and 2002.....................................................5
         Statement of Cash Flows as of June 30, 2003..............................................................6
         Statement of Cash Flows as of June 30, 2002..............................................................7
         Statement of Changes in Stockholders' Deficit for the six months ended June 30, 2003 and 2002............8
         Summary of Significant Accounting Policies...............................................................9
         Notes to Financial Statements...........................................................................11
     Item 2.  Management's Discussion and Analysis or Plan of Operation..........................................13
     Item 3.  Controls and Procedures............................................................................15
PART II - OTHER INFORMATION......................................................................................15
     Item 1.  Legal Proceedings..................................................................................15
     Item 2.  Changes in Securities..............................................................................15
     Item 3.  Defaults Upon Senior Securities....................................................................15
     Item 4.  Submission of Matters to a Vote of Security Holders................................................15
     Item 5.  Other Information..................................................................................15
     Item 6.  Exhibits and Reports on Form 8-K...................................................................15
SIGNATURES.......................................................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  ___________________________________________
                             KAHN BOYD LEVYCHIN, LLP
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                           Accountants' review report


--------------------------------------------------------------------------------

Board of Directors and the Shareholders
PlanetLink Communications, Inc.
Atlanta, Georgia

We have reviewed the accompanying balance sheets of PlanetLink Communications, Inc. as of June 30, 2003 and 2002, and the related statements of loss and comprehensive loss, changes in stockholders' deficit, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of PlanetLink Communications, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KAHN BOYD LEVYCHIN

Kahn Boyd Levychin,
Certified Public Accountants

August 13, 2003


-------------------------------------------------------------------------------
99 Wall Street, 10th Floor New York, NY 10005                    (212) 843-4100

                         PLANETLINK COMMUNICATIONS, INC.
                                 Balance Sheets
                             June 30, 2003 and 2002
                                   (Unaudited)



                                                                               June 30, 2003      June 30, 2002
                                                                              ---------------    ---------------
                                     ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                                   $         3,654    $         1,234
  Accounts Receivable                                                                                     48,151
                                                                              ---------------    ---------------
     TOTAL CURRENT ASSETS                                                               3,654             49,385
FIXED ASSETS
  Furniture and Equipment                                                              91,176             63,297
                                                                              ---------------    ---------------
Less:  Accumulated Depreciation                                               $        37,092    $        15,122
                                                                              ===============    ===============
     NET FURNITURE AND EQUIPMENT                                                       54,084             48,175
OTHER ASSETS
  Capitalized Software Costs                                                           75,293             75,293
  Security Deposit                                                                                         4,200
     TOTAL OTHER ASSETS                                                                75,293             79,493
                                                                              ---------------    ---------------
     TOTAL ASSETS                                                                     133,031            177,053

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
  Accounts and accrued expenses payable                                               251,343            230,339
  Payroll taxes payable                                                               286,234            212,310
  Line of credit payable (NOTE 1)                                                      49,579             49,579
  Officer's loan payable (NOTE 2)                                                     812,476            416,987
                                                                              ---------------    ---------------
     TOTAL CURRENT LIABILITIES                                                      1,399,632            909,215
                                                                              ---------------    ---------------
     TOTAL LIABILITIES                                                              1,399,632            909,215
STOCKHOLDER'S DEFICIT
Common Stock (50,000 shares $0.001 par value authorized,
  49,602,043 shares issued; 9,254,643 shares outstanding)                              49,602              9,254
Additional paid-in capital                                                          1,124,332            673,990
Accumulated Deficit                                                                (2,440,535)        (1,415,406)
                                                                              ---------------    ---------------
     TOTAL STOCKHOLDER'S DEFICIT                                                   (1,266,601)          (732,162)
                                                                              ---------------    ---------------
     TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                              $       133,031    $       177,053



See accountant's review report, the notes to the financial statements, and the summary of significant accounting policies

                         PLANETLINK COMMUNICATIONS, INC
                            Statements of Operations
                 For the six months ended June 30, 2003 and 2002



                                                                        Six Months Ended
                                                                June 30, 2003      June 30, 2002
                                                                --------------    --------------
REVENUE
   Satellite Television Services                                       566,696           687,050
                                                                --------------    --------------
TOTAL REVENUE                                                          566,696           687,050
   Cost of Revenue (Satellite Television Services)                      90,278           429,982
                                                                --------------    --------------
  TOTAL COST OF REVENUE                                                 90,278           429,982
GROSS PROFIT                                                           476,418           257,068
Operating Expenses                                                     675,450           674,609
                                                                --------------    --------------

LOSS FROM OPERATIONS                                                  (199,032)         (471,541)
OTHER INCOME (expense)
Forgiveness of Debt (NOTE 6)                                            22,547
Miscellaneous Income                                                                         158
Interest expenses                                                                         (1,844)
                                                                --------------    --------------
 TOTAL OTHER INCOME (expense)                                           22,547            (1,686)
                                                                --------------    --------------
   NET LOSS                                                           (176,485)         (419,227)
Loss per weighted average shares of common stock outstanding           (0.0076)           (.0967)
Weighted average number of shares of common stock outstanding       23,268,779         4,336,345


See accountant's review report, the notes to the financial statements, and the summary of significant accounting policies

                         PLANETLINK COMMUNICATIONS, INC.
                             Statement of Cash Flows
                     For the six months ended June 30, 2003


                                                                               June 30, 2003
                                                                             ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                     $      (176,485)
Adjustments to reconcile net loss to net cash used by operating activities
     Depreciation                                                                     10,202
     Common Stock issued for fees and services                                        82,605
Changes in operating assets and liabilities
     Decrease in accounts receivable                                                  22,071
     Decrease in security deposits                                                     6,676
     Decrease in accounts and accrued expenses payable                               (24,978)
     Increase in payroll taxes payable                                                51,000
                                                                             ---------------
NET CASH USED BY OPERATING ACTIVITIES                                                (28,909)
CASH FLOWS FROM FINANCING ACTIVITIES
     Cash proceeds from purchase of common stock                                      45,280
     Increase in additional paid-in capital due to retirement of officer's
     loan                                                                             22,533
     Officer's loan reclassified to additional paid-in capital                       (22,533)
     Common stock issued to repay officer's loan                                     205,000
     Officer's loan repaid with the issuance of common stock                        (205,000)
     Proceeds from officer's loan                                                      2,213
                                                                             ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             47,493
                                                                             ---------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 18,584
Cash and cash equivalents, beginning of the year                                     (14,930)
                                                                             ---------------
Cash and cash equivalents, end of period                                               3,654




See accountant's review report, the notes to the financial statements, and the summary of significant accounting policies

                         PLANETLINK COMMUNICATIONS, INC.
                             Statement of Cash Flows
                     For the six months ended June 30, 2002


                                                                              June 30, 2002
                                                                             ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $      (419,226)
Adjustments to reconcile net loss to net cash used by operating activities
   Depreciation                                                                        7,374
Changes in operating assets and liabilities
   Increase in accounts receivable                                                   (36,730)
   Increase in accounts and accrued expenses payable                                   6,529
   Increase in payroll taxes payable                                                 119,944
                                                                             ---------------
NET CASH USED BY OPERATING ACTIVITIES                                               (322,109)
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of office equipment                                                     (14,397)
   Capitalized software costs incurred                                               (75,293)
   Increase in security deposits                                                      (3,625)
                                                                             ---------------
NET CASH USED BY INVESTING ACTIVITIES                                                (93,315)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in officer's loan payable                                            416,987
                                                                             ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            416,987
INCREASE IN CASH AND CASH AND CASH EQUIVALENTS                                         1,563
   Cash and cash equivalents, beginning of year                                         (329)
                                                                             ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               1,234
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

See accountant's review report, the notes to the financial statements, and the summary of significant accounting policies

                         PLANETLINK COMMUNICATIONS, INC.
                  Statement of Changes in Stockholders' Deficit
                 For the six months ended June 30, 2003 and 2002



                                             Common stock        Additional      Accumulated deficit  Total stockholders'
                                                               paid-in capital                              deficit
--------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                          $ 11,428            807,088          (2,264,050)           (1,445,534)
Net loss, six months ended June 30, 2003                                                   (176,485)             (176,485)
Common stock  issued to repay  officer's              12,025            192,975                                    205,000
loan
Common stock issued for services                       9,500             73,105                                     82,605
Common stock issued for cash                          16,649             28,631                                     45,280
Officer's loan reclassified to                                           22,533                                     22,533
additional paid-in capital
--------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003                              $ 49,602          1,124,332          (2,440,535)           (1,266,601)
Balance, December 31, 2001                          $  9,254            673,990            (996,179)             (312,935)
Net loss, six months ended June 30, 2002                                                   (419,227)             (419,227)
--------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002                              $  9,254            673,990          (1,415,406)             (732,162)


See accountant's review report, the notes to the financial statements, and the summary of significant accounting policies

                         PLANETLINK COMMUNICATIONS, INC
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

-------------------------------------------------------------------------------

PlanetLink Communications, Inc. ("the Company") is in the business of reselling internet and direct television services. The Company suspended its local and long distance telephone services during 2000.

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

Revenue from satellite television service comes from two sources: activation fees and sales revenue. Revenue from activation fees are recognized on the date that the customer's account has been activated. Activation fees are non refundable. Sales revenue is recognized after installation of the satellite, and is recorded weekly. Revenue from local and long distance telephone service is recognized after the customer signs up, and is billed and recognized monthly.

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

EMPLOYEE INCENTIVE PLAN

The Company records as a current expense stock issued to employees under the Company's employee incentive plan. The expense is recorded at the fair market value of the stock on the date of issuance.




















               THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 1 - LOAN PAYABLE, BANK

The Company has a line of credit with Citizens Trust Bank. The line of credit accrues interest at 7.5% per annum. The Company has defaulted on the line of credit because of non-payment.

NOTE 2 - OFFICER'S LOAN PAYABLE

Officers' loans payable represents a $990,263 demand note from the Company's President that accrues interest at 10%. The note is dated December 31, 2002. During the year the Company's President advanced $2,213 to the company, and received 12,025,000 shares of common stock valued at $205,000 as repayment of a portion of the loan. As of June 30, 2003 the loan's balance was $812,476.

NOTE 3 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are

                                                        2003            2002

Net operating loss to be carried forward              $610,135       $353,852

Less: valuation allowance                              610,135        353,852
Net deferred tax asset                             $                $
The Company incurred no Georgia state income tax expense for the six months ended June 30, 2003 and 2002, and utilized no tax carryforward losses.

The Company has a net operating loss carryover of $2,440,535 to offset future income tax. The net operating losses expire as follows:


December 31,                    2019                   $ 112,825
                                2020                     559,797
                                2021                     323,557
                                2022                   1,267,871
                                2023                     176,485

NOTE 4 - OPERATING FACILITIES

During the second quarter of 2003 the Company moved its offices to premises owned and controlled by the Company's President. As of the date of this report the terms for use of the space had not been agreed upon by both parties. In addition during the second quarter the Company closed its suburban mall store locations. The leases on these facilities were scheduled to expire between March and August of 2003. Total rent expense was $108,306.

NOTE 5- LITIGATION

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

NOTE 6 - FORGIVENESS OF DEBT

Forgiveness of debt represents accounts payable from trade vendors that are no longer in business for expenditures incurred in prior periods.

NOTE 7 - EMPLOYEE STOCK INCENTIVE PLAN

During the second quarter of 2003, the Company established an employee stock incentive plan (the "Plan"). The Plan is intended to allow designated officers and employees to receive certain options to purchase common stock of the Company, and to receive grants of the common stock subject to certain restrictions. The Plan provides employees who make significant and extraordinary contributions to the long-term growth and performance of the Company, with equity-based compensation incentives.

The purchase price of shares of common stock subject to each stock option shall not be less than 85 percent of the fair market value of the common stock on the date of exercise.

During the year the Company recorded $82,605 amount of expense for stock issued under the Plan.

NOTE 8 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company has incurred net losses of $176,485 and $419,227 respectively for the six months ended June 30, 2003 and 2002, and as of June 30, 2003 had incurred cumulative losses since inception of $2,440,535.

The Company's existence in the current and prior periods has been dependent upon operational revenues, advances from related parties and other individuals, and the sale of equity securities.

The ability of the Company to continue as a going concern is dependent on increasing revenue and obtaining additional capital and financing.

The Company's management believes that its ongoing efforts to increase revenue and raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 - SEGMENT INFORMATION

The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:


                                                    2003             2002
REVENUE
Satellite television service                      $566,696         $687,050
TOTAL REVENUE                                     $566,696        $ 687,050


NOTE 10 - EQUITY TRANSACTIONS

During the second quarter of 2003 the Company issued 38,174,400 shares of common stock, of which 9,500,000 shares were issued to employees as part of the Company's Plan and recorded as an expense of $82,605, 16,649,400 shares were issued for $45,280 of cash, and 12,025,000 shares were issued to the Company's President to repay $205,000 of the $990,263 note that was payable to him.

In addition during the second quarter the Company converted $22,533 of its officer's loan payable balance to additional paid-in capital.

NOTE 11 - SUBSEQUENT EVENTS

In July of 2003 the Company increased the total number of shares of authorized common stock to 800,000,000 with a par of $1, and the total number of shares of authorized preferred stock to 100,000,000 with a par value of $1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

         We make forward-looking statements in this management discussion and analysis. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS - FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003 AND 2002

         REVENUE. Our revenues decreased to $566,696 for the six-month period ended June 30, 2003 from $687,050 during the same period in the prior year.

         COST OF REVENUES. Our cost of revenues consist primarily of costs associated with the wholesale cost of buying dish satellite equipment from EchoStar and costs associated with distribution of such equipment. We had cost of revenues of $90,278 for the six-month period ended June 30, 2003 compared to $429,982 during the same period in the prior year.

         GROSS MARGIN. We improved our gross profit margin to $476,418 for the six-month period ended June 30, 2003 compared to a gross profit margin of $257,068 during the same period in the prior year.

         OPERATING EXPENSES. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. We had operating expenses for the six-month period ended June 30, 2003 of $675,450 compared to operating expenses of $674,609 during the six-month period in the prior year.

         NET LOSS. Our net loss for the six-month period ended June 30, 2003 was $176,485 compared to a net loss of $419,227 during the same period in the prior year. The decrease in our net loss was primarily due to the improvement in our gross profit margin.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had total current assets of $3,654 compared to total current assets of $49,385 at June 30, 2002 consisting of accounts receivable, which we believe are fully collectable.

         We had fixed assets of $54,084 at June 30, 2003, compared to fixed assets of $48,175 at June 30, 2002. Our total assets were $133,031 at June 30, 2003 compared to total assets of $177,053 at June 30, 2002.

         Our total current liabilities increased to $1,399,632 at June 30, 2003 compared to total current liabilities of $909,215 at June 30, 2002. We had no long-term liabilities as of June 30, 2003 and June 30, 2002. The increase in total liabilities was mainly due to an increase in loans payable to officer of the company.

         We had a negative cash flow from operations of $28,909 during the six month period ended June 30, 2003 compared to a negative cash flow from operations of $322,109 during the six-month period ended June 30, 2002.

         We had no investing and financing activities during the six months ended June 30, 2003.

         We do not have existing capital resources available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon management and/or shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3.  CONTROLS AND PROCEDURES.

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

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS.

   Exhibit No.   Description

     3.1* By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)

     3.2* Articles of  Incorporation  (filed  as Exhibit  3(ii) to the Company's
          Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)

     4.1* Specimen  Stock Certificate  (filed  as Exhibit 3(ii) to the Company's
          Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)

    10.1* Employee Stock Incentive Plan for the Year 2003 (filed as Exhibit 4.1 to the Company's Form S-8, filed on June 10, 2003 and incorporated herein by reference)


    10.2* Employee  Stock  Incentive  Plan  for the Year  2003  No. 2 (filed  as
          Exhibit 4.1 to the Company's Form S-8, filed on July 8, 2003 and incorporated herein by reference)

    10.3* Non-Employee  Directors and  Consultants  Retainer  Stock Plan for the
          Year 2003 (filed as Exhibit 4.21 to the Company's Form S-8, filed on July 8, 2003 and incorporated herein by reference)

    10.4* Service  Agreement with CR Capital  Services,  Inc.  (filed as Exhibit
          10(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)

    10.5* Stock Option  Agreement,  filed with the  predecessor  Company's  Form
          10-KSB for the year ended December 31, 2000 and incorporated by reference herewith

    10.6* Lock-up   Agreement   (filed  as  Exhibit   10(ii)  to  the  Company's
          Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)

   31.1** Certification   of   M.   Dewey   Bain,    President   of   PlanetLink
          Communications,   Inc.,  pursuant  to  18  U.S.C.ss.1350,  as  adopted
          pursuant toss.302 of the Sarbanes-Oxley Act of 2002.)

   31.2** Certification  of M. Dewey  Bain,  CFO of  PlanetLink  Communications,
          Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.)

   32.1** Certification   of   M.   Dewey   Bain,    President   of   PlanetLink
          Communications,   Inc.,  pursuant  to  18  U.S.C.ss.1350,  as  adopted
          pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

   32.2** Certification  of M. Dewey  Bain,  CFO of  PlanetLink  Communications,
          Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

    99.1* Safe-Harbor Compliance Statement for Forward-Looking Statements (filed as Exhibit to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)

    99.2* Chapter  607.0850  of the  Florida  Statutes  (filed as Exhibit to the
          Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)

----------------
* Previously filed
** Filed herewith

(B) REPORTS ON FORM 8-K.

         The Company filed Form 8-K on July 11, 2003 to report that on July 2, 2003, the Company's Board of Directors adopted Articles of Amendment to its Articles of Incorporation, increasing the total number of shares of stock which the Registrant is authorized to issue to 800,000,000 shares of common stock, with a par value of $1.00 each, and 100,000,000 shares of preferred stock, with a par value of $1.00 each. Since shareholder approval was not required, the Articles of Amendment were adopted by the Board of Directors and filed with the Secretary of State of Georgia on July 3, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PLANETLINK COMMUNICATIONS, INC

Dated August 22, 2003
                               By /s/  M. DEWEY BAIN
                                 ----------------------------------------------
                                   President and Chief Financial Officer