Form 10QSB
period 2003-09-30
PLANETLINK COMMUNICATIONS INC
filed 2003-11-12
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 85,795,680 shares issued and outstanding as of November 10, 2003.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KAHN BOYD LEVYCHIN, LLP
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
99 Wall Street, 10th Floor New York, NY 10005
(212) 843-4100

 Accountants' review report

To the Board of Directors
PlanetLink Communications, Inc.
Atlanta, Georgia

We have reviewed the accompanying balance sheets of PlanetLink Communications, Inc. as of September 30, 2003 and 2002, and the related statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of PlanetLink Communications, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

Kahn Boyd Levychin

Kahn Boyd Levychin,
Certified Public Accountants
October 3, 2003

PlanetLink Communications, Inc.
Balance Sheets
September 30, 2003
(Unaudited)
Assets	2003	2002
Current assets
Cash and cash equivalents	$114,393	$-
Accounts receivable	-	17,083
Total current assets	114,393	17,083

Property and equipment
Furniture and equipment	91,176	78,391
Less: accumulated depreciation	53,498	20,427
Net property and equipment	37,678	57,964

Other assets
Capitalized software costs	137,592	75,293
Security deposits	-	4,200
Total other assets	137,592	79,493
Total assets	$289,663	$154,540

Liabilities and Stockholders' Deficit
Current liabilities
Cash overdraft	-	$23,938
Accounts and accrued expenses payable	209,352	235,014
Payroll taxes payable	260,105	241,084
Line of credit payable (Note 1)	49,579	49,579
Officer's loan payable (Note 2)	630,476	589,768
Total current liabilities	1,149,512	1,139,383
Total liabilities	1,149,512	1,139,383

Stockholders' deficit
Preferred stock (100,000,000 shares $.001 par value authorized, none issued and outstanding)	-	-
Common stock (800,000,000 shares $.001 par value authorized,
85,795,680 and 9,254,643 shares issued and outstanding respectively)	85,796	9,254
Additional paid-in capital	1,670,906	673,990
Accumulated deficit	(2,616,551)	(1,668,087)
Total stockholders' deficit	(859,849)	(984,843)
Total liabilities and stockholders' deficit	$289,663	$154,540
See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

PlanetLink Communications, Inc.
Statements of Operations and Comprehensive Loss
For the nine months ended September 30, 2003 and 2002
(Unaudited)
	September 30,
	2003	2002
Revenue
Satellite television services	$596,500	$849,643
Total revenue	596,500	849,643
Cost of revenue	97,437	546,486
Gross profit	499,063	303,157
Operating expenses	874,111	972,442
Loss from operations	(375,048)	(669,285)

Other income (expense)
Forgiveness of debt (Note 6)	22,547	-
Miscellaneous income	-	158
Interest expense	-	(2,781)
Total other income (expense)	22,547	(2,623)

Net loss	$(352,501)	$(671,908)

Loss per weighted average shares of common stock outstanding	$(.0041)	$(.1549)
Weighted average number of shares of common stock outstanding	85,795,680	4,336,345
See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

PlanetLink Communications, Inc.
Statement of Cash Flows
For the nine months ended September 30, 2003 and 2002
(Unaudited)
	September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(352,501)	$(671,908)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	26,608	12,679
Income from forgiveness of debt	(22,547)	-
Common stock issued for fees and services	483,373	-
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	22,071	(5,662)
Decrease (Increase) in security deposits	6,676	(3,625)
Increase (Decrease) in accounts and accrued expenses payable	(44,422)	11,205
Increase in payroll taxes payable	24,871	148,718
Net cash used by operating activities	144,129	(508,593)

Cash flows from investing activities:
Purchases of office equipment	-	(29,491)
Capitalized software costs incurred	(62,299)	(75,293)
Net cash used by investing activities	(62,299)	(104,784)

Cash flows from financing activities
Cash proceeds from sale of common stock	45,280	-
Increase in additional paid-in capital due to retirement of officer's loan	22,533
Officer's loan reclassified to additional paid-in capital	(22,533)
Common stock issued to repay officer's loan	387,000
Officer's loan repaid with the issuance of common stock	(387,000)
Proceeds from officer's loan	2,213
Net increase in loan's payable	-	589,768
Cash overdraft	-	23,938
Net cash provided by financing activities	47,493	613,706

Increase in cash and cash equivalents	129,323	329
Cash and cash equivalents, beginning of period	(14,930)	(329)
Cash and cash equivalents, end of period	$114,393	$-

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest expense	$-	$-
Income taxes	$-	$-
See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

PlanetLink Communications, Inc.
Summary of Significant Accounting Policies

Organization

PlanetLink Communications, Inc. ("the Company") was organized to engage in the business of reselling local and long distance telephone, internet, and direct television services. The Company suspended its local and long distance telephone services during 2000. The Company was incorporated in the State of Georgia in May of 1999.

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

Revenue from satellite television service comes from two sources: activation fees and sales revenue. Revenue from activation fees is recognized on the date that the customer's account has been activated. Activation fees are non refundable. Sales revenue is recognized after installation of the satellite, and is recorded weekly. Revenue from local and long distance telephone service is recognized after the customer signs up, and is billed and recognized monthly.

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

PlanetLink Communications, Inc.
Notes to the Financial Statements

NOTE 1. LINE OF CREDIT

The Company has a line of credit with Citizens Trust Bank. The line of credit accrues interest at 7.5% per annum. The Company has defaulted on the line of credit because of non-payment and is currently in negotiations with the Bank to settle the unpaid balance.

NOTE 2. OFFICER'S LOAN PAYABLE

The officer's loan payable is as follows:

Demand note dated December 31, 2002 from the Company's President that accrues interest at 10%	$990,263
Demand note from the Company's former CEO that is non-interest bearing	47,533
$1,037,796

NOTE 3. INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

	2003	2002
Net operating loss to be carried forward	$654,138	$417,022
Less: valuation allowance	654,138	417,022
Net deferred tax asset	$ -	$ -

The Company incurred no Georgia state income tax expense for the three months ended September 30, 2003 and 2002, and utilized no tax carryforward losses.

The Company has a net operating loss carryover of $2,616,551 to offset future income tax. The net operating losses expire as follows:

December 31, 2019	$112,825
2020	559,797
2021	323,557
2022	1,267,871
2023	352,501

NOTE 4. OPERATING FACILITIES

During the second quarter of 2003 the Company moved its offices to premises owned and controlled by the Company's President. As of the date of this report the terms for use of the space had not been agreed upon by both parties. In addition, during the second quarter the Company closed its suburban mall store locations. The leases on these facilities were scheduled to expire between March and August of 2003. Total rent expense for the period was $134,806.

NOTE 5. LITIGATION

The Company received a subpoena by the Office of the Secretary of State, State of Georgia, Assistant Commissioner of Securities, relating to an investigation being conducted under the Georgia Security Act of 1973. The investigation related to the offer or sale of investment opportunities or securities of the Company in or from Georgia and related matters. The Company was able to resolve the matter with the State of Georgia without incurring any monetary penalties or damages, or penalties or awards.

There are various other legal proceedings against the Company. While it is not feasible to predict or determine the outcome of any of these cases, it is the opinion of management that their outcome will have no material adverse effect on the financial position of the Company.

NOTE 6. FORGIVENESS OF DEBT

Forgiveness of debt represents accounts payable from trade vendors that are no longer in business for expenditures incurred in prior periods.

NOTE 7. EMPLOYEE STOCK INCENTIVE PLAN

During the second quarter of 2003 the Company established an employee stock incentive plan (the "Plan.") The Plan is intended to allow designated officers and employees to receive certain options to purchase common stock of the Company, and to receive grants of the common stock subject to certain restrictions.

The Plan provides employees who make significant and extraordinary contributions to the long-term growth and performance of the Company, with equity-based compensation incentives.

The purchase price of shares of common stock subject to each stock option shall not be less than 85 percent of the fair market value of the common stock on the date of exercise. During the period the Company recorded $48,337 amount of expense for stock issued under the Plan.

NOTE 8 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company has incurred net losses of $352,501 and $671,908 respectively for the nine months ended September 30, 2003 and 2002, and as of September 30, 2003 had incurred cumulative losses since inception of $2,616,551.

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

NOTE 9. SEGMENT INFORMATION

The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:

	2003	2002
Revenue
Satellite television services	$596,500	$849,643
Total revenue	$596,500	$849,643

NOTE 10. EQUITY TRANSACTIONS

During the year the Company issued 74,368,037 shares of common stock, of which 32,693,637 shares were issued as part of the Company's Employee Stock Incentive Plan and recorded as an expense of $48,337, 16,649,400 shares were issued for $45,280 of cash, and 25,025,000 shares were issued to the Company's President to repay $387,000 of a $990,263 note that was payable to him (see Note 2). In addition during the year the Company converted $22,533 of its officer's loan payable balance to additional paid-in capital. In July of 2003 the Company increased the total number of shares of authorized common stock to 800,000,000 with a par of $.001, and authorized 100,000,000 shares of preferred stock with a par value of $.001.

Item 2. Management's Discussion and Analysis

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

Results of Operations - For the Nine-Month Period Ended September 30, 2003 and 2002

Revenues. Our revenues decreased to $596,500 for the nine-month period ended September 30, 2003 from $849,643 during the same period in the prior year. This decrease is primarily attributable to the closing of our retail locations during the quarter.

Cost of revenues. Our cost of revenues consist primarily of costs associated with the wholesale cost of buying dish satellite equipment from EchoStar and costs associated with distribution of such equipment. We had cost of revenues of $97,437 for the nine month ended September 30, 2003 compared to $546,486 during the same period in the prior year.

Gross Margin. We improved our gross profit margin to 83.66% for the nine-month period ended September 30, 2003 compared to a gross profit margin of 36% during the same period in the prior year.

Operating Expenses. Our operating expenses consist primarily of expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. We had operating expenses for the nine-month period ended September 30, 2003 of $874,111 compared to operating expenses of $972,442 during the same period in the prior year. Our operating expenses decreased due to costs reductions associated with the closing of our retail locations and a corresponding decrease in the number of employees.

Net Loss. Our net loss for the nine-month period ended September 30, 2003 was $352,501 compared to a net loss of $671,908 during the same period in the prior year. The decrease in our net loss was primarily due to the improvement in our gross profit margin.

Liquidity and Capital Resources.

At September 30, 2003, we had total current assets of $114,393 compared to total current assets of $17,083 at September 30, 2002.

We had fixed assets of $91,176 at September 30, 2003, compared to fixed assets of $78,391 at September 30, 2002. Our total assets were $289,663 at September 30, 2003 compared to total assets of $154,540 at September 30, 2002.

Our total current liabilities increased to $1,149,512 at September 30, 2003 compared to total current liabilities of $1,1,139,383 at September 30, 2002. We had no long-term liabilities as of September 30, 2003 and 2002.

We had a positive cash flow from operations of $144,129 during the nine-month period ended September 30, 2003 compared to a negative cash flow from operations of $504,968 during the nine-month period ended September 30, 2002. This positive cash flow from operations during the nine-month period ended September 30, 2003 is principally the result of non-cash compensation, and the decrease in receivables offset by an increase in payables.

We had $62,299 in cash used in investing activities for the development of software for our GPS based tracking device during the nine-month period ended September 30, 2003 compared to cash used of $104,784 during the same period in the prior year. We raised $45,280 from financing activities during the nine month ended September 30, 2003 through the issuance of restricted stock and loans from officer's.

We do not have existing capital resources available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. There can be no assurance that additional funds will become available at terms and conditions satisfactory to the Company, if at all. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon management and/or shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our limited capital resources and negative cash flow from operations may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. At present, we have a line of credit with the Citizens Trust Bank and the indebtedness is in default. The Company is negotiating the terms of repayment. See Note 1 to the financial statements. To the extent that additional debt financing proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Item 3.    Controls and Procedures

a. Within the 90 days prior to the date of this report, our president, executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's president, chief executive officer, we concluded that our disclosure controls and procedures are effective in timely alerting the Company to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Footnote 5 to the Notes to Financial Statements.

Item 2. Changes in Security

During the three-month period ended September 30, 2003, we issued 25,025,000 restricted shares to the Company's president to repay $387,000 of a $990,263 note payable.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exh. No.	Description	Page No.
3.1	By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
3.2	Articles of Incorporation (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
4.1	Specimen Stock Certificate (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
10.1	Employee Stock Incentive Plan for the Year 2003 (filed as Exhibit 4.1 to the Company's Form S-8, filed on June 10, 2003 and incorporated herein by reference)	*
10.2	Employee Stock Incentive Plan for the Year 2003 No. 2 (filed as Exhibit 4.1 to the Company's Form S-8, filed on July 8, 2003 and incorporated herein by reference)	*
10.3	Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 (filed as Exhibit 4.21 to the Company's Form S-8, filed on July 8, 2003 and incorporated herein by reference)	*
10.4	Service Agreement with CR Capital Services, Inc. (filed as Exhibit 10(i) to the Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)	*
31.1	Certification of M. Dewey Bain, President, CEO of PlanetLink Communications, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.)	**
32.1	Certification of M. Dewey Bain, President, CEO of PlanetLink Communications, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.	**
* Filed with the Company's Form 10-SB/12g. and incorporated by reference herewith. ** Filed herewith.

(b) Form 8-K.

The Company filed a Form 8-K on July 11, 2003 with disclosure under Item 5. Other Events and Regulation FD Disclosure, disclosing that the Registrant's Board of Directors adopted Articles of Amendment to its Articles of Incorporation.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlanetLink Communications, Inc.
By: /s/ M. Dewey Bain, President and CEO
Dated: November 12, 2003
Cumming, GA

Certification of M. Dewey Bain, President, CEO of PlanetLink Communications, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.)

I, M. Dewey Bain, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PlanetLink Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2003
By:/s/ M. Dewey Bain
M. Dewey Bain, President, CEO and a Director

Statement Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The undersigned, M. Dewey Bain, President and CEO of PlanetLink Communications, Inc., a Georgia corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following of this quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934:

Quarterly Report of Form 10-QSB for the period ended September 30, 2003.

The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of PlanetLink Communications, Inc. and results of its operations.

By:/s/ M. Dewey Bain
M. Dewey Bain, President, CEO and a Director