Form 10KSB
period 2003-12-31
PLANETLINK COMMUNICATIONS INC
filed 2004-04-14
CIK 1123845

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 000-31507

                         PLANETLINK COMMUNICATIONS, INC.
               (Exact name of issuer as specified in its charter)

                 GEORGIA                                    58-2466623
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

          1415 BOOKHOUT DRIVE, CUMMING, GEORGIA               30041
         (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (678) 455-7075


Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:
                                        COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                                    (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     State issuer's revenues for its most recent fiscal year: $ 678,955.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2004: $0.088 per share.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2004: 117,458,108 shares.

     Documents incorporated by reference: None.

                                TABLE OF CONTENTS


Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
Item 2.   Description of Property.. . . . . . . . . . . . . . . . . . . . . . 10
Item 3.   Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . . . . 21
Item 4.   Submission of Matters to a Vote of Security Holders.. . . . . . . . 21
Item 5.   Market for Common Equity and Related Stockholder Matters. . . . . . 22
Item 6.   Management's Discussion and Analysis or Plan of Operation.. . . . . 23
Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 25
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . 25
Item 8A.  Controls and Procedures.. . . . . . . . . . . . . . . . . . . . . . 25
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.. . . . . . . . . 25
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 25
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters . . . . . . . . . . . . . . . . . . 25
Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . 25
Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 25
Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . 25
Index to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .F-2

                                     PART I


ITEM 1.     BUSINESS.

     PlanetLink Communications, Inc. was incorporated in May 1999 for the purpose of providing international telecommunications and wireless services principally in Georgia. Prior to the end of fiscal 2001, we directed our efforts toward satellite television services and products rather than through the sale of telecommunications services. Virtually all of our 2002 and 2003 revenues were generated by providing television services and consumer two-way satellite based Internet service through our dealership agreement with EchoStar Communications. After several years of retail operation and an evolving business strategy, we have moved away from store retailing to focus on developing satellite-enabled products based on Global Positioning Systems (GPS) technology.

     San Antonio, Texas-based Karta Technologies Inc. is leading the Research and Development effort for our satellite-enabled products. Karta Technologies is an industry leader in IT, engineering, training and program management services. The vehicle tracking system has been developed to be as simple as possible, utilizing the unique features of the General Packet Radio Service
(GPRS), allowing the vehicle tracking device to be a simple data-reporting unit with all of the functionality of the service being built into the server-side. This architecture has enabled us to quickly bring the service to market, and with the least amount of risk. The design of the system also facilitates the ability to rollout new features and services to vehicle tracking devices that are already in service. The result of this effort has established the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based.

     TransTRAK, a vehicle tracking service, is the first of our satellite-enabled products and is on schedule to launch in April 2004. The TransTRAK vehicle unit uses a highly accurate GPS receiver and state-of-the-art communications technology to provide for real-time tracking, speed calculations, and distance monitoring. Monitoring data is available from any internet capable device, and a primary feature of the TransTRAK system is the ability for each subscriber to define events that will result in a real-time notification. For example, a car owner whose car is normally parked in the parking lot at work during the day might like to receive a notification if his vehicle moves from that location between the hours of 9 AM and 4 PM. Each subscriber can enter an unlimited number of these types of events for each vehicle and can change them as frequently as desired. Notifications can be sent to any email address, which includes most pagers, and cell phones. This feature makes the TransTRAKS service highly customizable to the unique needs of each individual. Our strategy is to minimize upfront costs and to charge a reasonable monthly monitoring fee for our consumer customers, and to customize our product offering based upon the unique business requirements of our commercial customers who utilize our products to improve their operations, including management of medium to large size fleets.

     Our consumer offering is 100% web-based. A consumer can order TransTRAK on line with monthly credit card billing and full on-line support. The TransTRAK consumer application is also an affordable alternative for commercial customers who have the need to track and monitor small to medium size fleets. The consumer vehicle tracking system provides the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based.

OUR ORGANIZATION

     We are a Georgia corporation incorporated in May 1999 under the name PlanetLink Communications, Inc. Our corporate offices are located in Cumming, Georgia, and our operational headquarters are in San Antonio, Texas. Our operations depend largely upon strategic alliances with outsource providers who provide Service Delivery, Customer Service, and Technical Support services to our customers, and upon Karta Technologies Inc. who is leading the R&D effort for our satellite-enabled products.

     In this Form 10-K Annual Report, references to "us" refer to PlanetLink Communications, Inc. unless the context indicates otherwise.

     PlanetLink Communications, Inc., a development stage company, was incorporated in May 1999 for the purpose of providing international telecommunications and wireless services principally in Georgia. Prior to the end of fiscal 2001, we determined to direct our efforts at satellite television services and products rather than through the sale of telecommunications services. At present, we generate substantially all of our revenues by providing television services through our satellite EchoStar dealer operations and related products and services. The related products and services available from our provider include StarBand, which we believe is the country's first consumer two-way satellite based Internet service.

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

STATUS OF RECENT DEVELOPMENTS AND PUBLIC ANNOUNCEMENTS

     At present, we operate six retail stores marketing our EchoStar products and services and during 2003 we plan to open an additional six to twelve retail stores including our retail kiosks in the metropolitan area of Atlanta and Southeast of the United States. Based upon the market research study from Eagle Research, we identified the technology of the Global Positioning System (GPS) as an emerging consumer category that we could commercially enter. As a result, during 2002 and continuing in fiscal 2003, our business strategy was to also focus on new products using GPS and satellite-enabled technology.

     In January 2003, we announced that the cornerstone of our new strategy is the development of proprietary products based upon GPS technology including personal tracking devices, child safety devices and other satellite-enabled security systems. In the same announcement, we stated that it intended to expand its retail operations through the implementation of a franchising model and expects to open stores in major retain shopping malls in Georgia, Tennessee, Alabama, North Carolina and South Carolina.

     Our retail stores presently offer our satellite television systems and satellite high-speed Internet access. We also plan on adding GPS related products under the trade name PlanetTRAKS, which products shall include the following:

- Kidangel: This personal tracking system will help parents locate a child within minutes;

- Parentrak: This is designed to permit users to know the location of aging adults/parents;

- Autotrak: This device will enable parents and others know the speed at which their children are driving and the location of their vehicle. This same device also is valuable for businesses to locate their vehicles and employees and know the speed of their vehicles;

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

     Satellite Television Market. The home entertainment and video programming industry continues to develop competitive alternatives and consumer choices.
The major choices in the industry are: television cable systems, direct-to-home satellite service (including EchoStar), wireless cable systems, and broadcast television. There are other competitors in the field, such as Internet video providers, home video sales and rentals, and even local telephone companies that provide cable access. The cable system providers have continued to grow and dominate this industry in terms of subscriber penetration, the number of programming services available, audience ratings and expenditures on programming. However, for non-cable systems, direct broadcast satellite, such as EchoStar and DirecTV, among other providers, dominates the delivery of multi-channel video programming distribution systems. Technological advances are rapidly occurring that permit all of these various system providers to increase both - quantity of service (i.e., an increased number of channels using the same amount of bandwidth or spectrum space), and - types of offering (i.e., interactive services). In addition, operators and distributors are developing and deploying advanced technologies, especially digital compression, in order to deliver additional video options and other services, such as Internet access and telephony to their customers.

     The North American direct broadcast satellite market represents a large niche market for potential customers.

     The satellite delivered digital television market in the United States was lead by Hughes Electronics' DirecTV subsidiary in 1994 with the launch of high-powered Digital Broadcast Satellites ("DBS"), which brought hundreds of channels of digital television programming to subscribers by use of a mini-satellite dish and a set top box. Since then, EchoStar and its DISH Network system and DirecTV compete in the US satellite television market. We believe that an increasing number of U.S. homes are subscribing to satellite television services.

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

     Management believes that the satellite television market described above is continuing to grow and in order for us to continue to experience necessary growth, we must be able to deliver our products and services and customer care in the most cost effective manner possible and to focus our capital resources on acquiring new customers to enable the company to generate positive cash flow.
We intend to capture market share through strategic acquisitions of existing competitors, internal growth and other strategic business relationships. See Business Objective and Strategy below.

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

     We believe that our EchoStar's satellite service has the potential to play a significant role in enhancing our competitive position for all of the products and services we offer to our consumers. We plan to expand our EchoStar sales operation in the Southeastern United States during 2003. We will focus on positioning ourselves to become a dominant retailer of other satellite technology products including our introduction of GPS tracking products under our PlanetTRAKS trade name.

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

     See the discussions under "Pricing of our Products and Services" below. During 2004, we intend to continue to develop a franchise program for our retail stores to increase our customer base.

     Pursue Strategic Acquisition. Consolidation trends in the markets in which we operate may present us with opportunities for strategic acquisitions. We have no acquisitions planned at the present. Our criteria for strategic acquisitions will be to pursue well-run, established telecommunications retailers, installation companies, long-distance telephone service providers with capacities to accommodate growth, that complement our existing operations, and that are able to achieve an acceptable return on our investment. We will also commit our capital resources as we deem appropriate to increase the efficiency and productivity of our business operations.

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

SOURCES AND AVAILABILITY OF OUR PRODUCTS AND SERVICES OFFERED AND NAMES OF OUR PRINCIPAL SUPPLIERS

     Satellite Television Service. We provide digital satellite television services to residential customers within our market in Georgia and the Southeastern United States. In October 2000, we entered into an agreement with EchoStar which allows us to market up to 185 channels of its Direct Broadcast Satellite programming to our subscribers. We are paid a commission by EchoStar for each subscriber that purchases this satellite programming package and we also receive equipment and marketing subsidies. We believe these subsidies materially reduce our customer acquisition costs. We have been providing our digital satellite television services in the United States since November 1999. As of December 31, 2003, we had approximately 5,673 subscribers for our satellite television services in our market area.

     Satellite Internet Access. We provide digital satellite based Internet access through StarBand, a subsidiary of EchoStar, to residential and business customers. In August 2001, we entered into an agreement with StarBand which allows us to market their satellite based Internet access to our customers throughout the Southeastern United States. As of December 31, 2003, we had approximately 189 subscribers for StarBand in Georgia and the Southeastern United States.

CUSTOMER BASE AND PRINCIPAL MARKETS, DEPENDENCE ON ONE OR FEW MAJOR CUSTOMERS

     EchoStar Customers. As of December 31, 2003, we had 5,673 EchoStar satellite television customers which is an increase of 12.25 percent from the customer base of 4,986 at December 31, 2002. We are not dependent upon any single customer, and for the year ended December 31, 2003, no customer accounted for more than one percent of our sales. We have a service agreement for resale of EchoStar products and services. EchoStar does not require any minimum purchase requirements by dollar or amount and category of products and services. Under our agreement with EchoStar, which commenced in October 2000, we may not market and sell other satellite broadcast services of any other direct broadcasting satellite provider. Consequently, we are dependent on EchoStar as our provider for satellite equipment and services. We cannot control events at EchoStar, and there are events that could adversely affect us. The satellite communications and programming industry is regulated and regulations may be enacted that could have an adverse effect on our products and services. Termination of our contract with EchoStar would have a material adverse effect on us. Reference is made to the discussion under "Risk Factors" below.

INTERNET ACCESS CUSTOMERS.

     As of December 31, 2003, we had 189 satellite broadband Internet customers. We have no major customer on which we depend. Our customer base, we believe, is broad and provides us with a base to increase sales and expand customer relationships, which we believe shall serve to reduce any potential exposure to any particular customer. We are not dependent upon any single customer, and for the year ended December 31, 2003, no customer accounted for more than 10 percent of our sales.

COMPETITIVE BUSINESS CONDITIONS AND OUR POSITION IN THE INDUSTRY

     Competition in the Direct Broadcasting Satellite Market. Satellite television faces competition from several sources, such as traditional terrestrial television broadcast and cable companies, traditional satellite receivers, direct broadcast satellites, wireless cable, and other alternative methods of distributing and receiving television transmissions. Further, premium movie services offered by cable and satellite television systems have encountered significant competition from the home VCR and DVD industry. In areas where terrestrial air broadcast signals can be received without cable access, cable television systems have also experienced competition from the availability of broadcast signals generally and have found market penetration more difficult. We do not have significant market share in our market in Georgia and the Southeastern United States. Our competitors in each of our existing and future markets may provide bundled packages of communication services such as cable services, including local, long distance and digital subscriber line services that compete directly with the services we now offer or may offer in the future.

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

METHODS OF COMPETITION

     We believe we have the competitive advantages discussed below.

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

     Provide a Superior Customer and Technical Services. We are committed to providing our customers with a superior experience in all aspects of our services. Our customer support and services operate a on a 24-7 basis and designed to ensure our customers satisfaction within our urban markets in Atlanta, Georgia and the Southeastern United States.

     Expand Existing Market and Enter New Geographic Markets. We plan to increase revenues and realize economies of scale by aggressively expanding into new metropolitan markets and increasing penetration in our existing markets. We believe that we can achieve competitive cost advantages in our target markets through the combination of competitive pricing and superior customer service. As of December 31, 2003, we have and had approximately 37 small business customers and approximately 6,004 residential customers for our products and services. We expect to have increasing customer growth during 2004.

     Strong Customer Relationships. Our service teams work closely with our customers to satisfy current and anticipated future needs. Our relationships with our customers resulted in a reputation for quality. We have been doing business for over three years and have on-going relationships with customers since our inception.

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

EMPLOYEE

     We believe that relations with our 13 full-time employees are excellent. We also have 18 part-time employees. We are not a party to any collective bargaining agreements, nor are we aware of any pending union petitions related to our employees. With our plan to open 6 to 12 additional retail locations which we anticipate during 2003, we plan to increase our staff. We will be dependent upon our ability to hire and retain qualified persons for sales and marketing and operational personnel for each of our locations.

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

     Likewise, the impact of ongoing discussions of privacy issues and the Internet remains uncertain. Several states have proposed, and the European Union has adopted, limitations on the use of personal information gathered online. Pursuant to negotiations with the European Union and the United States, the United States may decide to adopt restrictive laws on the subject of privacy. The Federal Trade Commission (the "FTC") has initiated action and obtained a consent decree against at least one online service provider regarding the manner in which personal information is collected from users and provided to third parties. In 1998, Congress enacted the Child Online Privacy Protection Act ("COPPA") protecting the privacy of children on the Internet and limiting the information that can be collected from and disseminated to children over the Internet without parental consent. The FTC promulgated broad new rules implementing COPPA in late 1999. Changes to existing laws or the passage of new laws intended to address online privacy and related issues may create uncertainty in the marketplace or could affect the manner in which we do business.

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

FORWARD-LOOKING STATEMENTS

     Statements in this Form 10-KSB Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" and in other documents which we file with the Securities and Exchange Commission.

     In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect the internet and software industries, market and customer acceptance, competition, future government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report.

RISK  FACTORS

BECAUSE OF OUR FINANCIAL CONDITION, WE MAY HAVE DIFFICULTY GENERATING BUSINESS IN A HIGHLY COMPETITIVE INDUSTRY

     The convergence of satellite-based position location technologies with the widespread availability and use of wireless data communications is creating opportunities for a variety of new products and services. Currently there are a number of products offering vehicle position location and tracking capabilities, but they are limited by the high cost of the individual vehicle Mobile Locator Unit and by the relatively high-cost of transmitting data over these types of low data-rate networks. However, the new data communications network that is emerging in the United States offers coverage for the major metropolitan areas and allows for the affordable transmission of large amounts of data. The competition is quickly emerging, their objective being to present their products to their niche market early on, so they can win market share in what will ultimately be a highly competitive market.

     As the wireless communications industry drives the integration of highly sensitive GPS modules with GPRS data communications elements, the ability to inexpensively monitor the locations of vehicles, people and mobile assets will allow for a host of new Location Based Service offerings to the business and consumer markets. The company that has developed the infrastructure to provide these services and has name-recognition in the marketplace will be positioned to profit from these important new business opportunities. Our weak financial position and reliance on factors for financing our cash flow requirements creates an obstacle to building this infrastructure, establishing name-recognition, and securing market share.

WE ARE DEPENDENT UPON OUR MANAGEMENT

     Our business is dependent upon our senior executive officers, principally,
M. Dewey Bain, our president and Sharon Cooper, our head of operations. Although we have an employment agreement with Mr. Bain and with Ms. Cooper, the agreements do not guarantee continued employment with us. Our business may be adversely affected if any of our key officers left our employ.

WE ARE DEPENDENT UPON STRATEGIC ALLIANCES WITH OUTSOURCE PROVIDERS

We are dependent upon strategic alliances with outsource providers who provide Service Delivery, Customer Service, and Technical Support services to our customers. This prevents us from having complete control over our operational costs and impedes our ability to manage these areas of our business.

WE INCURRED LOSSES DURING EACH OF THE PAST THREE YEARS, AND OUR LOSSES ARE CONTINUING

     We sustained a loss of $323,557, or $0.0746 per share (basic and diluted) for 2001, $2,009,072, or $0.1976 per share (basic and diluted) for 2002, and $552,482, or $0.0102 per share (basic and diluted) for 2003. We cannot assure you that we will be able to generate profits in the future. Our failure to generate profits could affect our ability to continue our operations.

THE POSSIBLE IMPACT ON TAKEOVER ATTEMPTS COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK

     The rights of the holders of our common stock may be impaired by the potential issuance of preferred stock. Our certificate of incorporation gives our board of directors the right to create series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights, which could adversely affect the voting power and equity interest of the holders of our common stock. The preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock.

OUR COMMON STOCK IS SUBJECT TO THE SEC'S PENNY-STOCK RULES

     Our common stock is subject to the SEC's penny-stock rules, which impose additional sales practice requirements on broker-dealers which sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to sell any common stock they may own.

INDUSTRY RISK

COMPETITION; THE COMPETITIVE LANDSCAPE CHANGES CONSTANTLY.

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

REGULATIONS COULD ADVERSELY AFFECT US.

     As a distributor for direct broadcast satellite service including enhanced high-speed satellite based Internet access, we are not directly subject to rate regulation or certification requirements by the Federal Communications Commission ("FCC") or state public utility commissions because we are not engaged in the provision of common carrier services. However, the communications service providers for whom we act as a sales agent are subject to varying degrees of federal, state and local regulation. Many aspects of regulation at the federal, state and local levels currently are subject to judicial review or are the subject of administrative or legislative proposals to modify, repeal, or adopt new laws and administrative regulations and policies, the results of which we are unable to predict. The United States Congress and the FCC have in the past, and may in the future, adopt new laws, regulations and policies regarding a wide variety of matters, including rulemaking to implement provisions of the Telecommunications Act of 1996, that could, directly or indirectly, affect the operation of our business. Our business prospects could be materially adversely effected by:

- The application of current FCC rules or policies in a manner leading to a change in the regulatory status of our satellite television and telecommunications operations,

-    The adoption of new laws, policies or regulations,

- Changes in existing laws, policies or regulations, including changes to their interpretations or applications, that modify the present regulatory environment, or

- The failure of certain rules or policies to change in the manner anticipated by us.

RAPID TECHNOLOGICAL CHANGE, RISKS ASSOCIATED WITH NEW PRODUCTS AND SERVICES.

     The industry in which we operate is characterized by rapidly changing technology. We are required to continually improve our products and services in order to meet the growing demand by our customers for new features and capabilities. Our future success will partly depend upon our ability to introduce new telecommunication products and services and to add new features and enhancements to our products and services that keep pace with technological and market developments. The development of new products and services and the enhancement of existing services and products entail significant technical risks as well as costs. There can be no assurance that we will be successful in

-    Maintaining and improving our customer base, computer systems and web site;

-    Effectively identifying and using new technologies in the DBS business;

-    Adapting our products and services to emerging industry standards; or

- Developing, introducing and marketing products and service enhancements or new products and services including our plan for new GPS tracking products.

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

COMPETITION IN THE DIRECT BROADCASTING SATELLITE MARKET IS INTENSE AND GROWING; WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

     The DBS market is highly competitive, and we expect competition to intensify in the future. DBS television systems face competition from several sources, such as traditional hard-wire cable companies, wireless cable, and other alternative methods of distributing and receiving television transmissions. In areas where terrestrial air broadcast signals can be received without cable television, cable television systems have also experienced competition from the availability of broadcast signals generally and have found market penetration more difficult. We do not have significant market share in any of our markets. Our competitors in each of our existing and future markets have greater financial, technical, marketing and other resources, including brand or corporate name recognition, than we do. In addition, a continuing trend towards business combinations and alliances in this industry may create significant new competitors for us. Many of these combined entities will have resources far greater than ours. These combined entities may provide bundled packages of communications video programming or cable services, including local, long distance and digital subscriber line services that compete directly with the services we now offer or may offer in the future. These entities may also offer services sooner and at more competitive rates than we do. No assurance can be given that we will compete successfully with hard-wire cable and other pay television systems, or other companies engaged in providing services provided by us.

REGULATION AND PRIVACY ISSUES IN THE INTERNET ACCESS MARKET.

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

COMPANY RISK

LIMITED DOCUMENTATION OF PAST CORPORATE ACTIONS.

     During the period from our inception until mid-year 2001, as a private non-reporting company, we did not necessarily have in place proper internal corporate control procedures or mechanisms and those internal corporate control procedures which were in place may not have been complete. Our corporate actions may not have been properly and adequately documented in all material respects. As a result, we may be unaware of corporate acts which may have a material adverse effect on our business, financial condition or results of operations. It is our intention to take any remedial action that may be necessary to keep and maintain proper corporate records. Additionally, we have made a written request to our former secretary to provide copies of all records in her possession or control related to us.

LIMITED OPERATING HISTORY.

     We have a limited operating history from which you can evaluate our business and prospects. Since our incorporation in May 1999 until December 31, 2003, we have incurred operating losses of $2,744,431 and we cannot assure you that we will be profitable in the future. You must evaluate our business prospects in light of the uncertainties encountered by companies in the early stages of development. Some of the uncertainties we face include uncertainties about our ability to:

-    Increase the efficiency and function of our products and services;

-    Respond effectively to the increasingly competitive environment;

-    Respond effectively to our increasing portfolio of customers; and

-    Develop appropriate strategic alliances with our agents.

FAILURE TO IMPLEMENT BUSINESS STRATEGY.

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

PROGRAMMING COSTS MAY INCREASE, WHICH COULD ADVERSELY AFFECT OUR DIRECT BROADCAST SATELLITE BUSINESS.

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

WE MAY LOSE OUR ECHOSTAR RIGHTS AFTER THE INITIAL TERM OF OUR AGREEMENTS.

     We may or may not be able to continue in the EchoStar business after the current EchoStar satellites are replaced. If we can continue, we cannot predict what it will cost us to do so. Our revenues and financial performance would be adversely affected if we are not able to continue in the EchoStar business for the reasons described above.

SATELLITE AND DIRECT BROADCAST SATELLITE TECHNOLOGY COULD FAIL OR BE IMPAIRED.

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

WE DEPEND SIGNIFICANTLY ON OUR STRATEGIC RELATIONSHIPS WITH ECHOSTAR.

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

DIRECT BROADCAST SATELLITE EQUIPMENT SHORTAGES COULD ADVERSELY AFFECT OUR DIRECT BROADCAST BUSINESS.

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

DIRECT BROADCAST SATELLITE SERVICES FACE COMPETITION FROM CABLE OPERATORS.

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

WE COULD LOSE MONEY BECAUSE OF SIGNAL THEFT.

     If signal theft becomes widespread, our revenues would suffer. Signal theft has long been a problem in the cable and direct broadcast satellite industries. EchoStar uses encryption technology to prevent people from receiving programming without paying for it. The technology is not foolproof and there have been published reports that it has been compromised.

LACK OF PROFITABILITY.

     We may not achieve profitability in the near term, if at all. During the year ended December 31, 2003, we incurred an operating loss of $__________. Since our inception, we have incurred operating losses and have had negative operating cash flows each fiscal year. Notwithstanding our increase in revenues of ____ percent from 2002 to 2003, we cannot assure you that our revenues will increase to the level necessary to cover our operating expenses. In addition, our financial condition may be materially adversely affected as a result of aggregated liabilities as a result of the issuance of the notes and other debt obligations. We may be dependent upon the willingness of third parties including private investors and vendors to accept our shares or our other debt or equity securities in order to fund our operating expenses.

LIQUIDITY AND FINANCING REQUIREMENTS; GOING CONCERN RISK.

     In order to continue to pursue our business strategy and growth plans, we may require significant amounts of capital. Currently, we do not have any arrangements to finance future growth and capital expenditures. We cannot assure you that financing will be available at all or on terms acceptable to us. In addition, we plan to finance the repayment of our debt and any negative cash flow from operations through the issuance of our shares and our other debt and equity securities. We cannot predict the impact of such issuance on our liquidity and financial condition. Our inability to raise capital and meet our financing requirements at terms acceptable to us would have a material adverse effect on our business, financial condition and future prospects. As described by our independent auditors in our financial statements, there is substantial doubt as to our ability to continue as a going concern. Our management believes that its ongoing efforts to increase revenue and raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that we will be able to obtain additional funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ABILITY TO RETAIN KEY PERSONNEL.

     Our success is largely dependent upon our ability to retain our key personnel including our President, M. Dewey Bain. We do not have "key man" life insurance for Mr. Bain. The loss of the service of Mr. Bain or one or more of our key personnel could have a material adverse effect on our business. We have not entered into employment agreements or non-compete agreements with any of our key personnel. Such employees may terminate their employment with us at any time. If one or more of our key employees resign to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential customers to any such competitor could have a material adverse effect on our business, financial condition and results of operations. If we lose any such personnel, we cannot assure you that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

RISK OF SYSTEM DISRUPTION.

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

OUR FUTURE PROFITABILITY MAY BE DEPENDENT ON THE INTRODUCTION AND ACCEPTANCE OF OUR BROADBAND AND RELATED SERVICES.

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

PENDING OR THREATENED LEGAL PROCEEDINGS.

     During the last quarter of fiscal 2002, we received a subpoena by the Office of the Secretary of State, State of Georgia, Assistant Commissioner of Securities, relating to an investigation being conducted under the Georgia Security Act of 1973. The investigation relates to the offer or sale of investment opportunities or our securities in or from Georgia and related matters by our former chairman/chief executive officer or other persons. We responded to the subpoena prior to the end of 2002. The matter is ongoing and we intend to use reasonable efforts to resolve the matter. This matter was resolved during the third quarter of 2003 at no cost to us.

Risks Relating to Our Stock

Absence of dividends.

     We have never declared or paid cash dividends on our shares and we do not anticipate paying any cash dividends in the foreseeable future on any of our capital stock.

Our projections are based on assumptions that may change and therefore are not necessarily indicative of future performance.

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

Significant fluctuations in quarterly operating results.

     We may experience significant fluctuations in future quarterly operating results from a number of factors, including:

- The timing and nature of expansion efforts in both new and existing markets;

- The introduction of new products or services and the market response to those introductions;

- The timing and nature of sales transactions for online services and other products and services;

-    Relationships with our customers;

-    Seasonal trends;

-    Changes in pricing policies or service offerings;

- Changes in the level of marketing and other operating expenses to support future growth;

-    Competitive factors; and

-    General economic conditions.

     Consequently, quarterly revenues and operating results may fluctuate significantly, and we believe that period-to-period comparisons of results will not necessarily be meaningful and should not be relied upon as an indication of future performance.

Acquisition strategy.

     Partly in response to changes in the resale telecommunication industry discussed above, we may pursue a strategy of growth through acquisitions in the telecommunication markets we conduct business, both within our existing Georgia and Southeastern US market and beyond. We intend to pursue strategic acquisition opportunities in both our existing and new geographic markets. In pursuing an acquisition strategy, we face risks commonly encountered with growth through acquisitions, including completed acquisitions. These risks include, but are not limited to, incurring significantly higher than anticipated capital expenditures and operating expenses, failing to assimilate the operations and personnel of acquired businesses, failing to install and integrate all necessary systems and controls, loss of customers because of declines in quality of service, entering markets in which we have no or only limited experience, disrupting our ongoing business and straining our management resources. Realization of the anticipated benefits of a strategic acquisition may take several years or may not occur at all. Our acquisition strategy may place a significant strain on our management, operational, financial and other resources. The success of the our acquisition strategy will depend on many factors, including our ability to

-    Identify suitable acquisition opportunities;

- Successfully negotiate acquisitions at valuations that will provide satisfactory returns on invested capital;

- Successfully integrate acquired operations quickly and effectively in order to realize operating synergies; and

- Obtain necessary financing and/or utilize our securities, if necessary, on satisfactory terms.

     There can be no assurance that we will be able to successfully execute and manage our acquisition strategy, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Developing market, future reliance on the internet.

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

Need for additional capital.

     We may need to procure additional financing from time-to-time, the amount and timing of which will depend on a number of factors including the pace of our acquisition strategy, expansion of our markets and customer base, the nature of the services offered, future introduction of new products and services, new sales and marketing efforts and the cash flow generated by our operations. We cannot predict the extent to which it will require additional financing and we cannot predict the acceptance of our securities in the market. There can be no assurance regarding the availability or terms of additional financing, whether debt or equity, we may be able to procure over time. Any future debt financing or the authorization and issuance of preferred stock by us would be senior to the rights of the holders of our presently issued and outstanding shares, and any future issuance of our additional shares would result in the dilution of the then existing shareholders' proportionate equity interests and could adversely effect the market, if any, in our shares.

Our shares will be concentrated among management. Our president owns 21.54 percent of our outstanding shares and our officers and directors own 26.21 percent of our outstanding shares.

Shares eligible for future sale.

     As a reporting company under the Exchange Act, sales of a substantial number of unregistered shares in the public market after certain holding periods could adversely affect the market price of our shares. Upon the expiration of such holding periods, pursuant to Rule 144 under the Securities Act of 1933, such holders of restricted shares may sell such shares without registration, subject to certain limitations, including limitations on volume of sales, and the requirement to file Form 144 under the Act, and subject to us remaining current in our reporting obligations under the Exchange Act. After a two-year holding period, persons who are not "affiliates" as that term is defined under the Securities Act, may sell restricted our shares without regard to the volume limitations or filing requirements of Rule 144 and without the requirement that we are be current under the Exchange Act . If holders of restricted shares sell or otherwise dispose of a substantial number of our shares in the public market, the market price for our shares could be adversely affected.

Issuance of future shares may dilutive investors share value.

     Our certificate of incorporation, as amended authorizes a total of 800,000,000 shares. We anticipate that we will authorize additional shares, which may be issued from time to time. The future issuance of all or part of our remaining authorized shares may result in substantial dilution in the percentage of our shares held by our then existing shareholders. Moreover, while we anticipate that a trading market will commence in our shares, the issuance of additional shares in the future may impact the trading price in our shares. We also may issue restricted shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market, should a trading market develop and be sustained in our shares.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as we, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and `remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.     DESCRIPTION OF PROPERTY.

     We lease 3,500 square feet of corporate office space at 5040 Roswell Road, Suite 250, Suite 104, Atlanta Georgia 30342 at a monthly rental of $5,794. Our lease expires in February 2004. In addition to our office space, we currently lease six retail locations. The following table set forth is a summary of the information regarding each of our retail locations:

     During the second quarter of 2003, we moved our offices to premises owned and controlled by our president. As of the date of this report, the terms for use of the space had not been agreed upon by both parties. In addition, during the second quarter, we closed our suburban mall store locations.

ITEM 3.     LEGAL PROCEEDINGS.

     From time to time, we may be involved in litigation that arises in the normal course of our business operations. There are various other legal proceedings against us. While it is not feasible to predict or determine the outcome of any of these proceedings, it is our opinion that their outcome will have no material adverse effect on our financial position.

     During the last quarter of fiscal 2002, we received a subpoena by the Office of the Secretary of State, State of Georgia, Assistant Commissioner of Securities, relating to an investigation being conducted under the Georgia Security Act of 1973. The investigation relates to the offer or sale of investment opportunities or securities of PlanetLink in or from Georgia and related matters by our former chairman/chief executive officer or other persons. We responded to the subpoena prior to the end of 2002. The matter is ongoing and we intend to use reasonable efforts to resolve the matter. We are unable to determine or predict the outcome of the matter or the impact, if any, from this investigation. If we are unable to resolve the matter with the State of Georgia and if any further investigation or subsequent proceeding results, there could be a determination adverse to us that could materially adversely affect us and our financial condition. However, at the date of this annual report, we are unable to predict the outcome of this matter or any impact that it may have upon us.

     We learned on or about March 13, 2003 that our former chairman and chief executive officer had been subject to a criminal proceeding not related to our business or operations. The former chairman and chief executive officer entered a guilty plea to possession of fraudulently obtained securities (financial instruments) in the United States District Court-Northern District of Georgia/Atlanta Division, U.S. v. Kayodye Aladesuyi. The former executive officer/director was sentenced to 11 months imprisonment and ordered to make restitution of $68,500 to five individuals. We were not a party to this proceeding and have not received any claim nor have we been threatened with any action with respect to this proceeding. As a result, we do not believe that we will be materially adversely effected by the legal proceeding or the order or restitution. We received the written resignation from Mr. Aladesuyi on March 25, 2003.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "PLKC." Our stock was not actively traded until August 2002, and the following table sets forth, for the fiscal quarters indicated, the high and low sales prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                          CALENDAR YEAR 2002  HIGH      LOW
                          First Quarter       $ N/A      N/A
                          Second Quarter      $ N/A      N/A
                          Third Quarter       $3.50    $1.25
                          Fourth Quarter      $2.25    $0.51

                          CALENDAR YEAR 2003  HIGH     LOW
                          First Quarter       $1.00    $0.10
                          Second Quarter      $0.120   $0.006
                          Third Quarter       $0.074   $0.008
                          Fourth Quarter      $0.030   $0.010

                          CALENDAR YEAR 2004  HIGH     LOW
                          First Quarter       $0.1039  $0.014

     We currently have 117,458,108 shares of our common stock outstanding. Our shares of common stock are held by approximately 83 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     None.

RECENT SALES OF UNREGISTERED SECURITIES

     None.

SECTION 15(G) OF THE EXCHANGE ACT

     The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

     Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Statements included in this Management' Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to us, and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

YEAR 2003 COSTS AND CHANGES IN FINANCIAL CONDITIONS

     As of the date of this annual report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations.

RESULTS OF OPERATIONS

     During the year ended December 31, 2003, we incurred an operating loss of $552,482 and no revenues. The loss featured, sales, marketing, general, administrative and interest expenses. Our interest cost remains high as it continues to be advanced operating funds by its principal stockholders. Interest expense was $72,101 in 2003, interest expense in 2002 was $24,835.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed by our accountants in the audited financial statements included in Item 7 of this annual report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses.

     We anticipate that our current financing strategy of private debt and equity offerings will meet its anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     Our independent auditor's report on our December 31, 2003 financial statements included in this annual report states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 142. Under the new rules, we will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption.

     Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale- leaseback transactions. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this statement did not have a material impact to our financial position or results of operations as we have not engaged in either of these activities.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations as we have not elected to change to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 7.     FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this annual report as indexed in the appendix on page F-1 through F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.     CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this annual report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in annual reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table furnishes the information concerning our directors and officers.

NAME                    AGE                  POSITION                   DIRECTOR SINCE
----------------------  ---  -----------------------------------------  --------------

M. Dewey Bain            53  President, Director, Treasurer, and Chief            2002
                                         Executive Officer

Harold Jackson, M.D.     42                  Chairman                             2001


Melvin Williams, Ph.D.   50                  Director                             2001

Jonathan Rosser          59                  Director                             2001

Darrell Carver           40                  Director                             2001

     We may employ additional management personnel, as our board of directors deems necessary. PlanetLink has not identified or reached an agreement or understanding with any other individuals to serve in management positions, but does not anticipate any problem in employing qualified staff.

     A description of the business experience during the past several years for each of the directors and executive officers of PlanetLink is set forth below.

     M. Dewey Bain was appointed president in October 2002 and elected to our board of directors in August 2002. In March 2003 Mr. Bain also was appointed Treasurer. Prior to joining PlanetLink, Mr. Bain was the principal partner of Independent Trust Administrators. Mr. Bain was a trial attorney for the Texas Department of Public Welfare and the City of San Antonio, Texas. Mr. Bain also served in the Judge Advocate General's Corps (J.A.G.) of the United States Army Reserves for 10 years. Mr. Bain graduated from David Lipscomb College in 1971 with a Bachelor of Arts degree and earned his Juris Doctor degree from the University of Texas in 1975. Mr. Bain has not held any position in a reporting public company during the last five years.

     Harold Jackson, M.D. became chairman of PlanetLink in March 2003. Dr. Jackson is a pulmonary and critical care physician. During the past five years, he has been a partner with Southeastern Lung Care P. C. in Decatur and Conyers, Georgia, where he treats patients suffering from asthma, emphysema and other respiratory ailments. He has hospital affiliations with Dekalb Medical Center, Rockdale Hospital, Decatur Hospital, Newton General Hospital and Emory Northlake Regional Medical Center. He is an independent speaker for Glaxo and various other pharmaceutical companies. In addition to his accomplishments in the medical field, Dr. Jackson was the first winner of the Arabesque Man Cover Model Contest. He was featured on the cover of an Arabesque romance novel and appeared as a guest on BET's network show, "Oh Drama." Jezebel Magazine also chose him as one of the "50 Most Beautiful People in Atlanta." Dr. Jackson is a member of the American College of Chest Physicians and is the founder of the Omicron Chi Chapter of Alpha Phi Alpha Fraternity, based at Wofford College.
Mr. Jackson has not held any position in a reporting public company during the last five years.

     Melvin Williams, Ph.D. graduated with a B.A. degree in psychology from Emory University in 1975 and a M.S.W. degree from Atlanta University School of Social Work in 1979. In 1987, Dr. Williams received his Ph.D. from Florida State University. At present, Dr. Williams serves as the Practice Administrator and Chief Financial Officer for Greater Atlanta Women's Healthcare Associates, a private OB/GYN group practice in Atlanta. Prior to joining Greater Atlanta Women's Healthcare Associates, Dr. Williams served as practice consultant to several private medical practices. He is a faculty member at Clark Atlanta University. He has published several professional articles and holds the rank of Associate Professor at Moore House School of Business. He is the director of the Undergraduate Program in Social Work at Clark Atlanta University. Dr. Williams has and is currently serving on several professional and community advisory boards and is a member of numerous professional organizations. Dr. Williams has not held any position in a reporting public company during the last five years.

     Jonathan Rosser has been a Georgia realtor for over 18 years and he has been an independent entrepreneur for more than 30 years. He assists numerous private clients with real estate ventures and investments. He services the residential and commercial sectors. His background and experiences have primarily been in retail sales and services, where he has served in numerous capacities. Early in his career, he was appointed by Governor Busbee to serve on the Georgia Board of Barbers. He currently serves as a member of the National Association of Realtors and the Georgia Association of Mortgage Brokers. Mr. Rosser attended Morris Brown College in Atlanta, Georgia. He served in numerous consulting capacities as a businessman and consultant. Mr. Rosser has not held any position in a reporting public company during the last five years.

     Darrell Carver graduated with a B.B.A. from Tennessee State University in 1985 and a J.D. from Howard University School of Law in 1990. He is currently a trial attorney with Thomas, Means, Gillis & Seay. His areas of concentration are medical malpractice; catastrophic personal injury; nursing home negligence and abuse; class action and mass tort litigation; and general civil litigation. In 1998, he formed Darrell T. Carver, P.C., Stone Mountain, Georgia. His focus areas were civil and criminal litigation, personal injury, medical malpractice, and negligence. He was previously employed as a trial attorney for Sharon W. Ware & Associates. He has served as an Assistant District Attorney for Fulton County, Georgia and an associate attorney with Alston & Bird, LLP. Mr. Carver was admitted to the Georgia Bar, the U.S. Court of Appeals for the Eleventh Circuit, the United States District Court for the Northern District of Georgia, the Georgia Supreme Court, and the Georgia Court of Appeals in 1991. He is currently a member of the American Trial Lawyers Association, the Georgia Trial Lawyers Association, the American Bar Association, the National Bar Association, the DeKalb Bar Association and the DeKalb Lawyers Association. Mr. Carver has not held any position in a reporting public company during the last five years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2003, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

COMMITTEES OF THE BOARD OF DIRECTORS

     Compensation Committee. Our board of directors has created a compensation committee. However, no members of the committee have been appointed and the committee has not been formally organized. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. We have adopted a charter for the compensation committee.

     Audit Committee. Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. The audit committee will also review and evaluate our internal control functions. However, no members of the committee have been appointed and the committee has not been formally organized. We have adopted a charter for the audit committee.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

-    Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability for adherence to the code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this annual report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto. We have posted a copy of the code of ethics on our website at www.plcweb.net.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 145 Bookhout Drive, Cumming, Georgia 30041, telephone number (678) 455-7075.

ITEM 10.     EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to PlanetLink and our subsidiaries.

                           SUMMARY COMPENSATION TABLE

            ---------------------------------------------------------
                                            ANNUAL COMPENSATION
                                      -------------------------------
                                                        OTHER ANNUAL
            NAME AND PRINCIPAL         SALARY   BONUS   COMPENSATION
                 POSITION       YEAR    ($)      ($)         ($)
            ------------------  ----  --------  ------  -------------

            Harold D. Jackson,  2002       -0-     -0-            -0-
            Chairman            2003    12,000     -0-            -0-


            M. Dewey Bain,      2002   120,000     -0-            -0-
            President           2003   120,000     -0-            -0-


            ---------------------------------------------------------

     Before December 31, 2003, we had no long-term incentive compensation plan for our executive officers and employees. We do not award stock appreciation rights or long term incentive plan pay-outs.

OPTIONS GRANTED TO EMPLOYEES IN FISCAL 2003

     None.

COMPENSATION OF DIRECTORS

     We pay directors who are not also our employees a fee of $250 per regular board meeting, $250 per emergency board meeting, $250 per telephonic board meeting with quorum, $250 per committee meeting, and $250 per stockholders' meeting. We reimburse all of our directors for expenses incurred in attending board meetings.

     In the fiscal year ended December 31, 2003, we paid no compensation to our directors for their services as directors.

EMPLOYMENT AGREEMENTS

     None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The Company, during 2003, sold 25 million shares of stock to M. Dewey Bain, President and Treasurer, to reduce the amount of the note owed by the Company to
M. Dewey Bain.

     The following table sets forth, as of March 28, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                                 SHARES BENEFICIALLY OWNED (2)
                                                                 -----------------------------
NAME OF BENEFICIAL OWNER (1)                                         NUMBER         PERCENT
---------------------------------------------------------------  --------------  -------------

M. Dewey Bain. . . . . . . . . . . . . . . . . . . . . . . . .       25,301,000           21.5
Harold Jackson . . . . . . . . . . . . . . . . . . . . . . . .        5,371,429           4.57
Melvin Williams. . . . . . . . . . . . . . . . . . . . . . . .          100,000          0.085
Jonathan Rosser. . . . . . . . . . . . . . . . . . . . . . . .           14,000         0.0119
Darrell Carver . . . . . . . . . . . . . . . . . . . . . . . .            8,000         0.0068
All directors and officers as a group (five persons). . . . .        30,794,429          26.22

_______________

*    Less than one percent.
(1) Unless otherwise indicated, the address for each of these stockholders is c/o PlanetLink Communications, Inc., 145 Bookhout Drive, Cumming, Georgia 30041. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he or she beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this annual report, there were issued and outstanding 117,458,108 shares of our common stock.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Financial Statements

None.

     (b)     Exhibits

EXHIBIT NO.  IDENTIFICATION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------------

3.1 *        By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form 10-SB/12g,  filed on
             October 12, 2000 and incorporated herein by reference)
3.2 *        Articles of Incorporation (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-
             SB/12g,  filed on October 12, 2000 and incorporated herein by reference)
4.1 **       Specimen Stock Certificate (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-
             SB/12g,  filed on October 12, 2000 and incorporated herein by reference)
10.1 *       Employee Stock Incentive Plan for the Year 2003 (filed as Exhibit 4.1 to our Form S-8, filed on June 10,
             2003 and incorporated herein by reference)
10.2 *       Employee Stock Incentive Plan for the Year 2003 No. 2 (filed as Exhibit 4.1 to our Form S-8, filed on
             July 8, 2003 and incorporated herein by reference)
10.3 *       Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 (filed as Exhibit 4.21 to our Form S-8, filed on July 8, 2003 and incorporated herein by reference)
10.4 *       Service Agreement with CR Capital Services, Inc. (filed as Exhibit 10(i) to the Company's Registration
             Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)
10.5 *       Stock Option Agreement, filed with the predecessor Company's Form 10-KSB for the year ended
             December 31, 2000 and incorporated by reference herewith
10.6 *       Lock-up Agreement (filed as Exhibit 10(ii) to the Company's Registration Statement on Form 10-SB/12g,


             filed on October 12, 2000 and incorporated herein by reference)
31.1 **      Certification of M. Dewey Bain, President and Chief Executive Officer of PlanetLink Communications,
             Inc., pursuant to 18 U.S.C.  Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2 **      Certification of M. Dewey Bain, Chief Financial Officer and Treasurer of PlanetLink Communications,
             Inc., pursuant to 18 U.S.C.  Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1 **      Certification of M. Dewey Bain, President and Chief Executive Officer of PlanetLink Communications,
             Inc., pursuant to 18 U.S.C.  Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2 **      Certification of M. Dewey Bain, Chief Financial Officer and Treasurer of PlanetLink Communications,
             Inc., pursuant to 18 U.S.C.  Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

_______________
*    Previously filed.
**   Filed herewith.

     (c)     Reports on Form 8-K.

     We filed Form 8-K on July 11, 2003 to report that on July 2, 2003, our board of directors adopted Articles of Amendment to its Articles of Incorporation, increasing the total number of shares of stock which we are authorized to issue to 800,000,000 shares of common stock, with a par value of $1.00 each, and 100,000,000 shares of preferred stock, with a par value of $1.00 each. Since shareholder approval was not required, the Articles of Amendment were adopted by the board of directors and filed with the Secretary of State of Georgia on July 3, 2003.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed by Kahn Boyd Levychin, Certified Public Accountants for professional services rendered for the audit of our annual financial statements for fiscal year 2002 and 2003 were $26,860.

     The aggregate fees billed by Kahn Boyd Levychin, Certified Public Accountant for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $19,610.

     The aggregate fees billed by Kahn Boyd Levychin, Certified Public Accountant for professional services rendered for the audit of our annual financial statements for fiscal year 2002 were $7,250.

AUDIT-RELATED FEES

     The aggregate fees billed by Kahn Boyd Levychin, Certified Public Accountant for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $0.

     The aggregate fees billed by Kahn Boyd Levychin, Certified Public Accountant. for professional services rendered for the audit of our annual financial statements for fiscal year 2002 were $0.

ALL OTHER FEES

     There were no other fees billed by Kahn Boyd Levychin, Certified Public Accountant for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PLANETLINK COMMUNICATIONS, INC.


Date: April 14, 2004
                                 By  /s/ M. Dewey Bain
                                     --------------------------------------
                                     M. Dewey Bain,
                                     President, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURE                            TITLE                      DATE
---------------------  -----------------------------------  ---------------

  /s/ M. Dewey Bain    President, Director, Treasurer, and  April 14, 2004
---------------------        Chief Executive Officer
M. DEWEY BAIN


  /s/ Harold Jackson                Chairman                April 14, 2004
---------------------
HAROLD JACKSON


  /s/ Melvin Williams               Director                April 14, 2004
---------------------
MELVIN WILLIAMS


  /s/ Jonathan Rosser               Director                April 14, 2004
---------------------
JONATHAN ROSSER


  /s/ Darrell Carver                Director                April 14, 2004
---------------------
DARRELL CARVER

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2003 AND 2002



                         FORMING A PART OF ANNUAL REPORT

                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                         PLANETLINK COMMUNICATIONS, INC.

                         PLANETLINK COMMUNICATIONS, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
Report of Independent Certified Public Accountants                      F-3

Balance Sheet at December 31, 2003                                      F-4

Statement of Losses for the years ended of December 31, 2003 and
2002 and the period from May 1, 1999 (date of inception) through
December 31, 2003                                                       F-5

Statement of Deficiency in Stockholders' Equity for the years ended December 31, 2003 and 2002 and the period from May 1, 1999
(date of inception) through December 31, 2003                           F-6

Statement of Cash Flows for the years ended December 31, 2003 and 2002 and the period from May 1, 1999 (date of inception)
through December 31, 2003                                               F-7

Notes to Financial Statements                                           F-8 to F-15

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                                AUDITORS' REPORT
================================================================================

To the Board of Directors
Planetlink Communications, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheets of Planetlink Communications, Inc. as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planetlink Communications, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon the sale of equity securities to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KAHN BOYD LEVYCHIN

Kahn Boyd Levychin,
Certified  Public  Accountants
February 16, 2004



--------------------------------------------------------------------------------
48 Wall Street, 11th Floor New York, NY 10005                     (212) 843-4100

                                   PLANETLINK COMMUNICATIONS, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                            BALANCE SHEET
                                     DECEMBER 31, 2003 AND 2002


                                                                              2003          2002
                                       ASSETS
CURRENT ASSETS
  Cash                                                                    $   195,020   $         -
  Accounts receivable                                                               -        22,071
                                                                          ------------  ------------
    TOTAL CURRENT ASSETS                                                      195,020        22,071

FIXED ASSETS
  Furniture and equipment                                                      91,176        91,176

                                                                          ------------  ------------
                                                                               91,176        91,176
  Less: accumulated depreciation                                               57,571        26,890
                                                                          ------------  ------------
    NET FIXED ASSETS                                                           33,605        64,286

OTHER ASSETS
  Capitalized software costs                                                  290,592        75,293
  Security deposits                                                                 -         6,676
                                                                          ------------  ------------
    TOTAL OTHER ASSETS                                                        290,592        81,969
                                                                          ------------  ------------
    TOTAL ASSETS                                                          $   519,217   $   168,326
                                                                          ============  ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Cash overdraft                                                          $         -   $    14,930
  Accounts and accrued expenses payable                                       127,036       276,321
  Payroll taxes payable (Note 4)                                              274,672       235,234
  Line of credit payable (Note 1)                                              50,000        49,579
  Officer's loan payable (Note 2)                                             570,476     1,037,796
                                                                          ------------  ------------
    TOTAL CURRENT LIABILITIES                                               1,022,184     1,613,860
                                                                          ------------  ------------
    TOTAL LIABILITIES                                                       1,022,184     1,613,860
                                                                          ------------  ------------

STOCKHOLDERS' DEFICIT
  Common stock (800,000,000 shares $.001 par value authorized,
  117,458,108 and 11,427,643 shares issued and outstanding respectively)      117,458        11,428
  Additional paid-in capital                                                4,112,693     2,723,674
  Accumulated deficit                                                      (4,733,118)   (4,180,636)
                                                                          ------------  ------------
    TOTAL STOCKHOLDERS' DEFICIT                                              (502,967)   (1,445,534)
                                                                          ------------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $   519,217   $   168,326
                                                                          ============  ============

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.


                          (See accompanying notes to financial statements)

                              PLANETLINK COMMUNICATIONS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF OPERATIONS
                                    FOR THE YEAR ENDED
                                DECEMBER 31, 2003 AND 2002


                                                                    2003          2002
                                                                ------------  ------------
REVENUE
  Satellite television service                                  $   678,955   $ 1,026,256
                                                                ------------  ------------
TOTAL REVENUE                                                       678,955     1,026,256

COST OF REVENUE
  Satellite television service                                      361,381       669,725
                                                                ------------  ------------
TOTAL COST OF REVENUE                                               361,381       669,725

GROSS PROFIT                                                        317,574       356,531
  Operating expenses                                                797,955     2,340,768
                                                                ------------  ------------
LOSS FROM OPERATIONS                                               (480,381)   (1,984,237)

OTHER INCOME (EXPENSE)
  Forgiveness of debt (Note 10)                                      22,547             -
  Miscellaneous income                                                    -           158
  Interest expense                                                  (94,648)      (24,993)
                                                                ------------  ------------
TOTAL OTHER INCOME (EXPENSE)                                        (72,101)      (24,835)
                                                                ------------  ------------
NET LOSS                                                        $  (552,482)  $(2,009,072)
                                                                ============  ============

Loss per weighted average shares of common stock outstanding    $    (.0102)  $    (.1976)

Weighted average number of shares of common stock outstanding    54,324,593    10,165,517

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.




                     (See accompanying notes to financial statements)

                                     PLANETLINK COMMUNICATIONS, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                            FOR THE YEAR ENDED
                                        DECEMBER 31, 2003 AND 2002


                                                              ADDITIONAL                       TOTAL
                                                    COMMON     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                                    STOCK      CAPITAL        DEFICIT         DEFICIT
DECEMBER 31, 2003
Balance, December 31, 2002                         $ 11,428  $ 2,723,674   $ (4,180,636)  $   (1,445,534)
Common stock issued under employee stock
incentive plan                                       61,285      935,950                         997,235
Common stock issued to repay officer's loans         25,025      361,975                         387,000
Common stock issued for cash                         16,649       28,631                          45,280
Common stock issued for professional services         3,071       39,930                          43,001
Officer's loan reclassified to additional paid-in
capital                                                           22,533                          22,533
Net loss                                                                       (552,482)        (552,482)
                                                   --------  ------------  -------------  ---------------
BALANCE, DECEMBER 31, 2003                         $117,458  $ 4,112,693   $ (4,733,118)  $     (502,967)
                                                   ========  ============  =============  ===============

DECEMBER 31, 2002
Balance, December 31, 2001                         $  9,255  $ 1,849,372   $ (2,171,564)  $     (312,937)
Common stock issued to repay loans                    1,845      138,555                         140,400
Common stock issued for professional services           328      735,747                         736,075
Net loss                                                      (2,009,072)    (2,009,072)
                                                   --------  ------------  -------------  ---------------
BALANCE, DECEMBER 31, 2002                         $ 11,428  $ 2,723,674   $ (4,180,636)  $   (1,445,534)
                                                   ========  ============  =============  ===============

Common stock shares issued and outstanding

Balance, December 31, 2001                                                                     9,254,643
Common stock shares issued for services                                                          327,200
Common stock shares issued to repay loans                                                      1,845,800
                                                                                          ---------------
BALANCE, DECEMBER 31, 2002                                                                    11,427,643
Common stock issued under employee stock
incentive plan                                                                                61,284,637
Common stock issued to repay officer's loans                                                  25,025,000
Common stock shares issued for cash                                                           16,649,400
Common stock shares issued for professional
services                                                                                       3,071,428
                                                                                          ---------------
BALANCE, DECEMBER 31, 2003                                                                   117,458,108

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.




                             (See accompanying notes to financial statements)

                             PLANETLINK COMMUNICATIONS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS
                            FOR YEAR ENDED DECEMBER 31, 2003


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                    $(552,482)
  Adjustments to reconcile net income to net cash used by operating activities
    Depreciation                                                                 30,681
    Common stock issued for professional services                                43,001
    Common stock issued to employees under stock incentive plan                  99,889
  Changes in operating assets and liabilities
    Decrease in accounts receivable                                              22,071
    Decrease in security deposits                                                 6,676
    Decrease in accounts and accrued expenses payable                          (149,614)
    Increase in payroll taxes payable                                            39,438
                                                                              ----------
NET CASH USED BY OPERATING ACTIVITIES                                          (460,340)
                                                                              ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capitalized software costs incurred                                          (215,299)
                                                                              ----------
NET CASH USED BY INVESTING ACTIVITIES                                          (215,299)
                                                                              ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from sale of common stock                                        45,280
  Cash proceeds from employee stock incentive plan                              897,346
  Increase in additional paid-in capital due to retirement of officer's loan     22,533
  Officer's loan reclassified to additional paid-in capital                     (22,533)
  Common stock issued to repay officer's loan                                   387,000
  Officer's loan repaid with the issuance of common stock                      (387,000)
  Proceeds from officer's loan                                                    2,213
  Repayments of officer's loan                                                  (60,000)
  Increase in line of credit                                                        421
  Decrease in cash overdraft                                                    (14,601)
                                                                              ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       870,659
                                                                              ----------

                                                                              ----------
DECREASE IN CASH AND CASH AND CASH EQUIVALENTS                                  195,020
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          -
                                                                              ----------

                                                                              ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $ 195,020
                                                                              ==========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                                                          $       -
    Income taxes                                                                      -

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.




                    (See accompanying notes to financial statements)

                         PLANETLINK COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                         FOR YEAR ENDED DECEMBER 31, 2003


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $(2,009,072)
  Adjustments to reconcile net income to net cash used by operating activities
    Depreciation                                                          19,142
    Common stock issued for services                                     736,075
  Changes in operating assets and liabilities
    Increase in accounts receivable                                      (10,650)
    Increase in security deposits                                         (6,101)
    Increase in accounts and accrued expenses payable                     52,510
    Increase in payroll taxes payable                                    142,868

                                                                     ------------
NET CASH USED BY OPERATING ACTIVITIES                                 (1,075,228)
                                                                     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of office equipment                                        (42,276)
    Capitalized software costs incurred                                  (75,293)

                                                                     ------------
NET CASH USED BY INVESTING ACTIVITIES                                   (117,569)
                                                                     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issued to repay loans                                   140,400
    Increase in officers' loan payable                                 1,037,796
    Cash overdraft                                                        14,601

                                                                     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,192,797
                                                                     ------------

DECREASE IN CASH AND CASH AND CASH EQUIVALENTS                                 -
  Cash and cash equivalents, beginning of year                                 -

                                                                     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $         -
                                                                     ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                                                 $         -
    Income taxes                                                               -

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




See  auditors'  report  and  the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fixed  assets

     Fixed assets are stated at cost. Depreciation is computed using accelerated methods over the following estimated useful lives:

                      DESCRIPTION        ESTIMATED USEFUL LIFE
                      -----------        ---------------------
                 Furniture and fixtures         7 years
                 Equipment                      5 years


Capitalized  software  costs

     Capitalized software costs are recorded at cost and represent amounts incurred for the development of a tracking device for a GPS tracking system. Amortization will be computed using the straight line method over 5 years once the total costs have been incurred, and the asset has been placed in service.

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




See  auditors'  report  and  the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  1  -  LINE  OF  CREDIT

     The Company has a line of credit with Citizens Trust Bank. The line of credit accrues interest at 7.5% per annum. The company defaulted on the line of credit because of non-payment. The company has entered into a consent order with Citizens Trust Bank for resolution and settlement that provides for the company to make 25 monthly payments in the amount of $2000 each for a total of $50,000. Payments were to begin December 1, 2003. However, the Company missed the December payment, but made two payments in January of 2004.

NOTE  2  -  OFFICERS'  LOAN  PAYABLE

     Officers'  loans  payable  is  as  follows:

                                                              2003       2002
                                                            --------  ----------

                Demand note from the Company's
                President that accrues interest at 10% per
                annum.  The note is due on demand           $570,476  $  990,264
                Demand note from the Company's former
                CEO that was non-interest bearing.                 -      47,532
                                                            $570,476  $1,037,796


NOTE  3  -  INCOME  TAXES

     Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                     2003        2002
        Net operating loss to be carried forward  $1,166,048  $1,027,927
        Less: valuation allowance                  1,166,048   1,027,927
        Net deferred tax asset                    $        -  $        -

     The Company incurred no Georgia state income tax expense for the years ended December 31, 2003 and 2002, and utilized no tax carryforward losses.

The Company has net operating loss carryovers of $4,664,191 to offset future income tax. The net operating losses expire as follows:

                December 31,  2019  $  112,825
                              2020     559,797
                              2021   1,430,015
                              2022   2,009,072
                              2023     552,482


NOTE  4  -  PAYROLL  TAXES  PAYABLE

     The Company is currently negotiating with the United States Treasury Department, Internal Revenue Service ("IRS"), with respect to unpaid payroll taxes. The Company intends to make an Offer in Compromise to the IRS and seek to have certain penalties and related interest expense abated.


See  auditors'  report  and  the  summary  of  significant  accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  5  -  OPERATING  FACILITIES

     The Company maintained its offices under an operating lease that expired in February 2002. In March 2002, the company signed a new operating lease for three years expiring on February 2005.

     During the second quarter of 2003, the company moved its offices to premises owned and controlled by the Company's President. As of the date of this report, the terms for use of the space had not been agreed upon by both parties. In addition, during the second quarter the Company closed its suburban mall store locations. The leases on these facilities were scheduled to expire between March and August of 2003. Total rent expense for all facilities were $134,806 and $297,417 respectively for 2003 and 2002.

NOTE  6  -  LITIGATION

State  of  Georgia

     In 2002, the Company received a subpoena by the Office of the Secretary of State, State of Georgia, Assistant Commissioner of Securities, relating to an investigation being conducted under the Georgia Security Act of 1973. The investigation related to the offer or sale of investment opportunities or securities of the Company in or from Georgia and related matters. The Company was able to resolve the matter with the State of Georgia without incurring any monetary penalties or damages, or penalties or awards.

Aladesuyi  Family

     Kayode Aladesuyi, the former CEO of the Company, and various members of the Aladesuyi family have demanded in written correspondence dated February 2004 that Kayode Aladesuyi be paid $1.6 million plus interest, for unpaid salaries, bonuses, and unpaid loans, and that the Company remove all restrictive legends from 6,722,286 shares of stock in the Company allegedly issued to and owned by the Aladesuyi family. Upon removal of all restrictive legends from such stock, said shares should be freely tradable in the public markets.

     Through its legal counsel the Company has responded to counsel for the Aladesuyi family denying that the Company is indebted to the Aladesuyi family in any amount, questioning the proprietary and validity of the Aladesuyi's claims to shares and compensation, raising the defenses of offset and recoupment, and asserting that certain actions and inactions by the Aladesuyis constitute breaches of their fiduciary duties to the Company as officers and directors which caused substantial damages to the Company.

     The Company intends to contest vigorously the claims made by the Aladesuyis. It is impossible to evaluate the likelihood of an unfavorable outcome or provide an estimate of the range of potential loss.

Other

     There are various other legal proceedings against the Company. While it is not feasible to predict or determine the outcome of any of these cases, it is the opinion of management that their outcome will have no material adverse effect on the financial position of the Company.



See  auditors'  report  and  the  summary  of  significant  accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  7  -MERGER  WITH  FIFTH  AVENUE  ACQUISITION  I  CORPORATION

     On July 11, 2001, pursuant to an agreement and plan of merger, the Company issued 462,732 of common stock to the shareholders of Fifth Avenue Acquisition I Corporation in exchange for each of the 1,000,000 issued and outstanding shares of Fifth Avenue Acquisition I Corporation. The plan called for Fifth Avenue Acquisition I Corporation to merge into the Company, with the Company remaining as the successor reporting company. The merger was done pursuant to a plan for the Company to go public, which occurred in the third quarter of 2002.

NOTE  8-  EMPLOYEE  STOCK  INCENTIVE  PLAN

     During the second quarter of 2003 the Company established am employee stock incentive plan (the "Plan") The Plan is intended to allow designated officers and employees to receive certain options to purchase common stock of the Company, and to receive grants of the common stock subject to certain restrictions.

     The Plan provides employees who make significant and extraordinary contributions to the long-term growth and performance of the Company, with equity-based compensation incentives.

     The purchase price of shares of common stock subject to each stock option shall not be less than 85 percent of the fair market value of the common stock on the date of exercise.

     For the year ended December 31, 2003 the Company recorded $99,889 amount of employee compensation expense for stock issued under the Plan.

NOTE  9-  EQUITY  TRANSACTIONS

     During 2002, the Company issued 2,173,000 shares of common stock, of which 327,200 shares were issued for professional services rendered and recorded as an expense of $736,075, and 1,845,800 shares were issued to repay loans due to shareholders of $140,400. Of the 2,173,000 shares issued, 266,000 shares were issued to Kayode Aladesuyi, the former CEO of the Company and valued at $598,500, with the balance of 61,200 shares issued to other professionals and valued at $137,575.

      During 2003 the Company issued 106,030,645 shares of common stock, of which 61,284,637 shares were issued as part of the Company's Employee Stock Incentive Plan and recorded as an expense of $99,889, 16,649,400 shares were issued for $45,280 of cash, 3,071,428 shares were issued for professional services, and 25,025,000 shares were issued to the Company's President to repay $387,000 of a $990,263 note that was payable to him (see note 2).

      In addition, during the year the Company converted $22,533 of its officer's loan payable balance to additional paid-in capital.

     In July of 2003, the Company increased the total number of shares of authorized common stock to 800,000,000 with a par of $.001, and authorized 100,000,000 shares of preferred stock with a par value of $.001.



See  auditors'  report  and  the  summary  of  significant  accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  10  -  GOING  CONCERN

     These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

     The Company has incurred net losses of $552,482 and $2,009,072 respectively for the years ended December 31, 2003 and 2002 and as of December 31, 2003 had incurred cumulative losses since inception of $4,664,191.

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

NOTE  11  -  FORGIVENESS  OF  DEBT

     Forgiveness of debt represents accounts payable from trade vendors that are no longer in business for expenditures incurred in prior periods.

NOTE  12  -  SUSPENSION  OF  LOCAL  AND  LONG  DISTANCE  TELEPHONE  SERVICES

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

NOTE  13  -  CONCENTRATIONS  OF  CREDIT  RISK

     100% of the Company's revenues were derived from the sale of satellite television service through Dish Network for 2003 and 2002.

NOTE  14  -  SEGMENT  INFORMATION

     The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:

                                                    2003            2002
              Revenue
              Satellite television service     $   678,955     $   1,026,256


See  auditors'  report  and  the  summary  of  significant  accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  15  -  RESTATEMENTS  OF  PRIOR  AND  CURRENT  YEARS'  FINANCIAL STATEMENTS

     During the year ended December 31, 2002, 2,173,000 shares of common stock were recorded as if they had been issued for services. However, money received for 1,845,800 shares was misclassified as a loan. In addition, 327,200 shares were issued for services at a value of $736,075. These errors resulted in an understatement of operating expenses, loss from operations and net loss of $741,201. In addition, additional paid-in capital was also understated by $1,916,586. During the year ended December 31, 2001, 6,136,251 shares of common stock issued were recorded as if they had been issued for services. However, the money received for 212,500 of these shares occurred in 1999, and the remaining 5,923,751 shares were issued for services valued at $1,181,520, an error resulting in an understatement of operating expenses, loss from operations and net loss of $1,175,383. In addition, additional paid-in capital was also understated by $1,175,383.

     During the year ended December 31, 2001, the Company erroneously accounted for the acquisition of a passive non-operating public shell company with no assets. The effect of this error was to understate additional paid-in capital by $1,221,115, and overstate common stock in the same amount.

     Both financial statements for the years ended December 31, 2002 and 2001 will be restated to correct for these errors.



See  auditors'  report  and  the  summary  of  significant  accounting policies.