Form 10QSB
period 2004-03-31
PLANETLINK COMMUNICATIONS INC
filed 2004-05-17
CIK 1123845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________

                        Commission file number: 000-31763

                         PLANETLINK COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)


                  Georgia                                58-2466623
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

   1415 Bookhout Drive, Cumming, Georgia                    33041
  (Address of principal executive offices)

                                 (678) 455-7075
                           (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2004, we had 148,144,815 shares of our common stock outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION...............................................2
   Item 1.  Financial Statements.............................................2
   Item 2.  Management's Discussion and Analysis or Plan of Operation........2
   Item 3.  Controls and Procedures..........................................3
PART II - OTHER INFORMATION..................................................3
   Item  1.  Legal Proceedings...............................................3
   Item  2.  Changes in Securities...........................................4
   Item  3.  Defaults Upon Senior Securities.................................4
   Item  4.  Submission of Matters to a Vote of Security Holders.............4
   Item  5.  Other Information...............................................4
   Item  6.  Exhibits and Reports on Form 8-K................................4
SIGNATURES...................................................................5
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002......6
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002......7
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002......8
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002......9

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on page F-1 through F-16.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Forward-Looking Information

      Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

      The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

      Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

      Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2003.

Management's Plan of Operation

      We were incorporated in May 1999 for the purpose of providing international telecommunications and wireless services principally in Georgia. Prior to the end of fiscal 2001, we directed our efforts toward satellite television services and products rather than through the sale of telecommunications services. Virtually all of our 2002 and 2003 revenues were generated by providing television services and consumer two-way satellite based Internet service through our dealership agreement with EchoStar Communications. After several years of retail operation and an evolving business strategy, we have moved away from store retailing to focus on developing satellite-enabled products based on Global Positioning Systems (GPS) technology.

      San Antonio, Texas-based Karta Technologies Inc. is leading the Research and Development effort for our satellite-enabled products. Karta Technologies is an industry leader in IT, engineering, training and program management services. The vehicle tracking system has been developed to be as simple as possible, utilizing the unique features of the General Packet Radio Service (GPRS), allowing the vehicle tracking device to be a simple data-reporting unit with all of the functionality of the service being built into the server-side. This architecture has enabled us to quickly bring the service to market, and with the least amount of risk. The design of the system also facilitates our ability to rollout new features and services to vehicle tracking devices that are already in service. The result of this effort has established the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based.

First Quarter Costs and Changes in Financial Conditions

      As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations.

Results of Operations

      During the quarter ended March 31, 2004, we incurred an operating loss of $558,762 and no revenues. The loss featured, sales, marketing, general, administrative and interest expenses. Our interest cost remains high as we continue to be advanced operating funds by our principal stockholders.

Liquidity and Capital Resources

      As discussed by our accountants in the audited financial statements included in Item 7 of our Form 10-KSB for the year ending December 31, 2003, our revenue is currently insufficient to cover its costs and expenses. To the extent our revenue shortfall exceeds our stockholders' willingness and ability to continue providing us the funds needed, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

      Our management anticipates that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. Management continues to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

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

      Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      Kayode Aladesuyi, our former chief executive officer, and various members of the Aladesuyi family have demanded in written correspondence dated February 2004 that Kayode Aladesuyi be paid $1.6 million plus interest, for unpaid salaries, bonuses, and unpaid loans, and that we remove all restrictive legends from 6,722,286 shares of our common stock allegedly issued to and owned by the Aladesuyi family. Upon removal of all restrictive legends from such stock, the shares should be freely tradable in the public markets.

      We responded to the Aladesuyi family denying that we are indebted to the Aladesuyi family in any amount, questioning the proprietary and validity of their claims to shares and compensation, raising the defenses of offset and recoupment, and asserting that certain actions and inactions by the Aladesuyis constitute breaches of their fiduciary duties to us as officers and directors which caused substantial damages to us.

      We intend to contest vigorously the claims made by the Aladesuyis. It is impossible to evaluate the likelihood of an unfavorable outcome or provide an estimate of the range of potential loss.

Item 2. Changes in Securities.

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

 Exhibit No.                    Identification of Exhibit
 -----------                    -------------------------
   3.1**     Articles of Incorporation.
   3.2**     Bylaws.
   31.1*     Certification of M. Dewey Bain, Chief Executive Officer of
             Planetlink Communications, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.
   31.2*     Certification of M. Dewey Bain, Chief Financial Officer of
             Planetlink Communications, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.
   32.1*     Certification of M. Dewey Bain, Chief Executive Officer of
             Planetlink Communications, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
   32.2*     Certification of M. Dewey Bain, Chief Financial Officer of
             Planetlink Communications, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

----------
* Filed herewith.
** Previously filed.

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PLANETLINK COMMUNICATIONS, INC.

Dated May 14, 2004.

                                        By  /s/  M. Dewey Bain
                                          ----------------------------------
                                           M. Dewey Bain,
                                           President and Chief Executive Officer

                         PLANETLINK COMMUNICATIONS, INC.
                          REVIEWED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003

                                   Contents
--------------------------------------------------------------------------------
Accountants' review report                                       F-1

Financial statements
  Balance sheets                                              F-2 - F-3
  Statements of operations                                       F-4
  Statements of changes in stockholders' equity               F-5 - F-6
  Statements of cash flows                                    F-7 - F-9
Summary of significant accounting policies                   F-10 - F-11

Notes to the financial statements                            F-12 - F-16

                           KAHN BOYD LEVYCHIN, LLP
                  ------------------------------------------
                  CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                           Accountants' review report

--------------------------------------------------------------------------------

To the Board of Directors
PlanetLink Communications, Inc.
Atlanta, Georgia

We have reviewed the accompanying balance sheets of Planetlink Communications, Inc. as of March 31, 2004 and 2003, and the related statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Planetlink Communications, Inc. These consolidated financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

Kahn Boyd Levychin

Kahn Boyd Levychin,
Certified Public Accountants
May 11, 2004

--------------------------------------------------------------------------------
48 Wall Street, 11th Floor New York, NY 10005                 (212) 843-4100

                       PLANETLINK COMMUNICATIONS, INC.
                                BALANCE SHEETS
                           MARCH 31, 2004 AND 2003

--------------------------------------------------------------------------------
                                                       2004              2003
--------------------------------------------------------------------------------
                                    Assets
Current assets
Cash                                               $  689,623         $       --
  Accounts receivable                                      --              4,522
--------------------------------------------------------------------------------
   Total current assets                               689,623              4,522
--------------------------------------------------------------------------------

Fixed assets
  Furniture and equipment                              91,176             91,176
--------------------------------------------------------------------------------
                                                       91,176             91,176

  Less: accumulated depreciation                       60,304             31,991
--------------------------------------------------------------------------------
   Net fixed assets                                    30,872             59,185
--------------------------------------------------------------------------------

Other assets
  Capitalized software costs                          443,592             75,293
  Security deposits                                        --              6,676
--------------------------------------------------------------------------------
   Total other assets                                 443,592             81,969
--------------------------------------------------------------------------------
   Total assets                                    $1,164,087         $  145,676
--------------------------------------------------------------------------------

See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

--------------------------------------------------------------------------------
                                                     2004         2003
--------------------------------------------------------------------------------

                     Liabilities and Stockholders' Equity
Current liabilities
  Cash overdraft                                  $         --      $     26,025
  Accounts and accrued expenses payable                 90,571           271,010
  Payroll taxes payable                                 18,998           276,674
  Line of credit payable (Note 1)                                         49,579
  Officer's loan payable (Note 2)                      419,476         1,037,796
--------------------------------------------------------------------------------
   Total current liabilities                           529,045         1,661,084
--------------------------------------------------------------------------------
   Total liabilities                                   529,045         1,661,084
--------------------------------------------------------------------------------
Stockholders' equity
  Common stock (800,000,000 shares $.001
    par value authorized, 148,144,815
    and 11,427,643 shares issued
    and outstanding respectively)                      148,144            11,428
  Additional paid-in capital                        10,896,180         7,841,075
  Accumulated deficit                              (10,409,282)      (9,367,911)
--------------------------------------------------------------------------------
   Total stockholders' equity                          635,042       (1,515,408)
--------------------------------------------------------------------------------
   Total liabilities and stockholders' equity     $  1,164,087      $    145,676
--------------------------------------------------------------------------------

See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                          STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003

--------------------------------------------------------------------------------
                                                      2004             2003
--------------------------------------------------------------------------------

Revenue
  Satellite television service                  $                 $     454,470
--------------------------------------------------------------------------------
Total revenue                                                           454,470
--------------------------------------------------------------------------------
Cost of revenue
  Satellite television service                                           79,134
--------------------------------------------------------------------------------
Total cost of revenue                                                    79,134
--------------------------------------------------------------------------------
Gross profit                                                            375,336
Operating expenses                                    558,762           445,210
--------------------------------------------------------------------------------
Net loss                                        $    (558,762)    $     (69,874)
--------------------------------------------------------------------------------

Loss per weighted average shares of
   common stock outstanding                     $      (.0042)    $      (.0076)

Weighted average number of shares of common
   stock outstanding                              132,500,859         9,254,643


See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003

------------------------------------------------------------------------------------------------------
                                                        Additional                           Total
                                         Common          paid-in        Accumulated      stockholders'
                                         stock           capital          deficit           equity
------------------------------------------------------------------------------------------------------
March 31, 2004
Balance, December 31, 2003           $    117,458     $  9,230,094     $ (9,850,520)     $   (502,968)
Common stock issued under
   employee stock incentive plan           24,000        1,565,785                          1,589,785
Common stock issued for
  services                                  6,686          100,301                            106,987
Net loss                                                                   (558,762)         (558,762)
------------------------------------------------------------------------------------------------------
Balance, March 31, 2004              $    148,144     $ 10,896,180     $(10,409,282)     $    635,042
------------------------------------------------------------------------------------------------------

March 31, 2003

Balance, December 31, 2002           $     11,428     $  7,841,075     $ (9,298,037)     $ (1,445,534)
Net loss                                                                    (69,874)          (69,874)
------------------------------------------------------------------------------------------------------
Balance, March 31, 2003              $     11,428     $  7,841,075     $ (9,367,911)     $ (1,515,408)
------------------------------------------------------------------------------------------------------

See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003

--------------------------------------------------------------------------------

Common stock shares issued and outstanding

Balance, December 31, 2002                                            11,427,643
--------------------------------------------------------------------------------
Balance, March 31, 2003                                               11,427,643
Common stock issued under employee stock incentive plan               85,284,637
Common stock issued to repay officer's loans                          25,025,000
Common stock shares issued for cash                                   16,649,400
Common stock shares issued for services                                9,758,135
--------------------------------------------------------------------------------
Balance, March 31, 2004                                              148,144,815
--------------------------------------------------------------------------------

See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2004

--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                                          $  (558,762)
Adjustments to reconcile net loss to net cash used by operating activities
     Depreciation                                                         2,733
     Cost of common stock issued for services                           106,987
     Cost of common stock issued to employees under
       stock incentive plan                                             158,978
   Changes in operating assets and liabilities
     Decrease in accounts and accrued expenses payable                  (36,466)
     Decrease in payroll taxes payable                                 (255,674)
--------------------------------------------------------------------------------
Net cash used by operating activities                                  (582,204)
--------------------------------------------------------------------------------
Cash flows from investing activities
   Capitalized software costs incurred                                 (153,000)
--------------------------------------------------------------------------------
Net cash used by investing activities                                  (153,000)
--------------------------------------------------------------------------------
Cash flows from financing activities
   Cash proceeds from common stock issued under
     employee stock incentive plan                                    1,430,807
   Repayments of officer's loan                                        (151,000)
   Repayment of line of credit                                          (50,000)
--------------------------------------------------------------------------------
Net cash provided by financing activities                             1,229,807
--------------------------------------------------------------------------------
Increase in cash and cash and cash equivalents                          494,603
Cash and cash equivalents, beginning of year                            195,020
--------------------------------------------------------------------------------
Cash and cash equivalents, end of year                              $   689,623
--------------------------------------------------------------------------------

See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2004

--------------------------------------------------------------------------------

Supplementary disclosures of cash flow information

Cash paid during the year for:
     Interest expense                                                     $5,638
     Income taxes                                                             --


See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                             STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2003

--------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                            $(69,874)
  Adjustments to reconcile net loss to net cash used by operating activities
     Depreciation                                                        5,101
   Changes in operating assets and liabilities
     Decrease in accounts receivable                                    17,549
     Decrease in accounts and accrued expenses payable                  (5,311)
     Increase in payroll taxes payable                                  41,440
--------------------------------------------------------------------------------
Net cash used by operating activities                                  (11,095)
--------------------------------------------------------------------------------
Cash flows from financing activities
   Cash overdraft                                                       11,095
--------------------------------------------------------------------------------
Net cash provided by financing activities                               11,095
--------------------------------------------------------------------------------
Decrease in cash and cash and cash equivalents                              --
Cash and cash equivalents, beginning of year                                --
--------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                $     --
--------------------------------------------------------------------------------

Supplementary disclosures of cash flow information
   Cash paid during the year for:
     Interest expense                                                 $     --
     Income taxes                                                           --


See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Organization

Planetlink Communications, Inc. ("the Company") is in the business of selling satellite-enabled products based on Global Positioning Systems (GPS) technology.

The Company was incorporated in the State of Georgia in May of 1999 for the purpose of providing international telecommunications and wireless services principally in Georgia. Prior to the end of fiscal 2001, the Company's efforts were directed toward satellite television services and products rather than through the sale of telecommunications services. After several years of retail operation and an evolving business strategy, the Company moved away from store retailing to focus on developing satellite-enabled products based on Global Positioning Systems (GPS) technology.

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


See accountants' review report and the accompanying notes to the financial statements. 10

                         PLANETLINK COMMUNICATIONS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Fixed assets

Fixed assets are stated at cost. Depreciation is computed using accelerated methods over the following estimated useful lives:

                                                Estimated
Description                                     useful life
--------------------------------------------------------------------------------
Furniture and fixtures                          7 years
Equipment                                       5 years

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


See accountants' review report and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - DISCONTINUED LINE OF CREDIT PAYABLE

The Company had line of credit with Citizens Trust Bank. The line of credit accrued interest at 7.5% per annum. The Company defaulted on the line of credit because of non-payment. The Company entered into a consent order with Citizens Trust Bank for resolution and settlement that provides for the company to make 25 monthly payments in the amount of $2,000 each for a total of $50,000. The Company completed the payments in the first quarter of 2004.

NOTE 2 - OFFICERS' LOAN PAYABLE

Officers' loans payable is as follows:

                                                            2004         2003
-------------------------------------------------------------------------------
Demand note dated December 31, 2002 due to the
  Company's President that accrues interest at 10% per
   annum, starting January 1, 2003.  The note is due on
     demand                                               $419,476   $  990,264
Other advances from Company's President                         --       25,000
Demand note due to the Company's former CEO that
   was non-interest bearing                                     --       22,532
-------------------------------------------------------------------------------
                                                          $419,476   $1,037,796
===============================================================================

Interest expense incurred on officers' loans was $13,125 in 2004 and $24,122 in 2003.

NOTE 3 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                        2004              2003
--------------------------------------------------------------------------------
Net operating loss to be carried forward             $2,602,321       $2,341,978
Less: valuation allowance                             2,602,321        2,341,978
--------------------------------------------------------------------------------
Net deferred tax asset                               $       --       $       --
--------------------------------------------------------------------------------

The Company incurred no Georgia state income tax expense for the three months ended March 31, 2004 and 2003, and utilized no tax carryforward losses.


See accountants' review report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - INCOME TAXES (CONTINUED)

The Company has net operating loss carryovers of $10,409,282 to offset future income tax. The net operating losses expire as follows:

December 31, 2019                                                     $  112,829
             2020                                                        559,797
             2021                                                      2,603,465
             2022                                                      6,021,946
             2023                                                        552,483
             2024                                                        558,762

NOTE 4 - PAYROLL TAXES PAYABLE

During the first quarter of 2004 the Company paid approximately $250,000 in back payroll taxes and related interest and penalties. Payroll taxes payable at 2004 relates to the first quarter of 2004.

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

There were no expenses incurred during the year ended December 31, 2003 associated with exiting the leased offices and mall facilities.


See accountants' review report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - LITIGATION

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

NOTE 7- EMPLOYEE STOCK INCENTIVE PLAN

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

See accountants' review report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7- EMPLOYEE STOCK INCENTIVE PLAN (CONTINUED)

The purchase price of shares of common stock subject to each stock option shall not be less than 85 percent of the fair market value of the common stock on the date of exercise.

For the three months ended March 31, 2004 and 2003 the Company recorded $158,978 and $0 respectively of employee compensation expense for stock issued under the Plan.

NOTE 8 - EQUITY TRANSACTIONS

During 2003 the Company issued 136,717,172 shares of common stock, of which 85,284,637 shares were issued as part of the Company's Employee Stock Incentive Plan and recorded as an expense of $99,889 for the year ended December 31, 2003, and $24,000 for the three months ended March 31, 2004. In addition, 16,649,400 shares were issued for $45,280 in cash. Finally, 3,071,428 shares were issued to the Company's President for $43,001 for the year ended December 31, 2003, and 6,686,707 shares were issued to the Company's President for $82,987 for the three months ended March 31, 2004, both amounts representing the fair value of the stock, while 25,025,000 shares were issued to him at their fair value to repay $387,000 of a $990,263 note that was payable to him (see Note 2).

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

The Company has incurred net losses of $558,762 and $69,874 respectively for the three months ended March 31, 2004 and 2003, and as of March 31, 2004 had incurred cumulative losses since inception of $10,409,282.

The Company's existence in the current and prior periods has been dependent upon operational revenues, advances from related parties and other individuals, and the sale of equity securities. The ability of the Company to continue as a going concern is dependent on increasing revenue and obtaining additional capital and financing.


See accountants' review report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - GOING CONCERN (CONTINUED)

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

NOTE 10 - SUSPENSION OF LOCAL AND LONG DISTANCE TELEPHONE SERVICES

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

NOTE 11 - CONCENTRATIONS OF CREDIT RISK

100% of the Company's revenues were derived from the sale of satellite television service through Dish Network for 2003.

NOTE 12 - SEGMENT INFORMATION

The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:

                                                          2004           2003
--------------------------------------------------------------------------------
Revenue
  Satellite television service                        $      --       $  454,470


See accountants' review report and the summary of significant accounting policies.