Form 10KSB/A
period 2002-12-31
PLANETLINK COMMUNICATIONS INC
filed 2004-08-23
CIK 1123845

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 1

(Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

      For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period ____ to ____

                         Commission file number 0-31763

                         PLANETLINK COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Georgia                                         58-2466623
          -------                                         ----------
(State or other jurisdiction of              (I.R.S.Employer identification No.)
       incorporation)

 5040 Rosewell Road, Suite 250, Atlanta, GA                  30342
 ------------------------------------------                  -----
 (Address of principal executive offices)                  (Zip code)

       Registrant's telephone number, including area code: (404) 781-0777

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Issuer's revenues for its most recent fiscal year: $1,026,256

As of March 28, 2003, there were 23,429,143 shares of the issuer's common stock issued and outstanding. There is no active trading market in the shares of the issuer's common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 20,210,286 shares of the Issuer's issued and outstanding common stock. 3,218,857 shares are held by non-affiliates. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer's common stock, both of record and beneficially and affiliates thereof.

Documents incorporated by reference: The Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and the Annual Report to security holders for fiscal year ended December 31, 2001, incorporated in Part III, Item 13.

THIS AMENDMENT TO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, FILED WITH THE COMMISSION ON MARCH 31, 2003, IS BEING FILED BECAUSE OUR FINANCIAL STATEMENTS AND NOTES HAVE BEEN RE-AUDITED BY OUR ACCOUNTANTS. EXCEPT FOR THE RE-AUDITED FINANCIAL STATEMENTS AND NOTES, AND THE CURRENT DATES, NO OTHER CHANGES HAVE BEEN MADE TO OUR ANNUAL REPORT ON FORM 10-KSB FILED WITH THE COMMISSION ON MARCH 31, 2003.

TABLE OF CONTENTS

                                                                                                    Page
                                              PART I
Item 1. Description of Business.                                                                      3
Item 2. Description of Property.                                                                     20
Item 3. Legal Proceedings.                                                                           21
Item 4. Submission of Matters to a Vote of Security Holders.                                         21

                                              PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.                                   22
Item 6.  Management's Discussion and Analysis                                                        26
Item 7.  Financial Statements.                                                                       29
Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.       38

                                             PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons.                              39
Item 10. Executive Compensation.                                                                     42
Item 11. Security Ownership of Certain Beneficial Owners and Management.                             43
Item 12. Certain Relationships and Related Transactions.                                             43
Item 13. Exhibits and Reports on Form 8-K.                                                           44
Item 14. Control and Procedures                                                                      44

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

                                  RISK FACTORS

Shareholders and potential investors should carefully consider the risk factors set forth below. You Should Carefully Consider The Following Risk Factors and Other Information in this Form 10-KSB/A before Investing in PlanetLink's Common Stock.

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

LIMITED OPERATING HISTORY
We have a limited operating history from which you can evaluate our business and prospects. Since our incorporation in May 1999 until December 31, 2002, we have incurred operating losses of $9,298,037 and we cannot assure you that we will be profitable in the future. You must evaluate our business prospects in light of the uncertainties encountered by companies in the early stages of development. Some of the uncertainties we face include uncertainties about our ability to:

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

LACK OF PROFITABILITY
We may not achieve profitability in the near term, if at all. During the year ended December 31, 2002, we incurred an operating loss of $6,021,946. Since our inception, we have incurred operating losses and have had negative operating cash flows each fiscal year. Notwithstanding our increase in revenues of 82% from 2001 to 2002, we cannot assure you that our revenues will increase to the level necessary to cover our operating expenses. In addition, our financial condition may be materially adversely affected as a result of aggregated liabilities as a result of the issuance of the notes and other debt obligations. We may be dependent upon the willingness of third parties including private investors and vendors to accept our shares or our other debt or equity securities in order to fund our operating expenses.

LIQUIDITY AND FINANCING REQUIREMENTS; GOING CONCERN RISK
In order to continue to pursue our business strategy and growth plans, we may require significant amounts of capital. Currently, we do not have any arrangements to finance future growth and capital expenditures. We cannot assure you that financing will be available at all or on terms acceptable to us. In addition, we plan to finance the repayment of our debt and any negative cash flow from operations through the issuance of our shares and our other debt and equity securities. We cannot predict the impact of such issuance on our liquidity and financial condition. Our inability to raise capital and meet our financing requirements at terms acceptable to us would have a material adverse effect on our business, financial condition and future prospects. As described by the Company's independent auditors in Note 11 to the Company's financial statements, there is substantial doubt as to the Company's ability to continue as a going concern. The Company's management believes that its ongoing efforts to increase revenue and raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PENDING OR THREATENED LEGAL PROCEEDINGS
During the last quarter of fiscal 2002, the Company received a subpoena by the Office of the Secretary of State, State of Georgia, Assistant Commissioner of Securities, relating to an investigation being conducted under the Georgia Security Act of 1973. The investigation relates to the offer or sale of investment opportunities or securities of the Company in or from Georgia and related matters by the Company's former chairman/chief executive officer or other persons. The Company responded to the subpoena prior to the end of 2002. The matter is ongoing and the Company intends to use reasonable efforts to resolve the matter. The Company is unable to determine or predict the outcome of the matter or the impact, if any, from this investigation. If the Company is unable to resolve the matter with the State of Georgia and if any further investigation or subsequent proceeding results, there could be a determination adverse to the Company, that could materially adversely effect the Company and its financial condition. However, at the date of this report, the Company is unable to predict the outcome of this matter or any impact that it may have upon the Company. Reference is also made to the disclosure in Item 3, Legal Proceedings below.

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

                           FORWARD-LOOKING STATEMENTS

This Form 10-KSB/A contains certain forward-looking statements, including statements regarding (i) anticipated changes in our business, (ii) future plans regarding our business, and (iii) the our strategic initiatives. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such statements are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those that are expressed or implied from such forward-looking statements. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by us, which although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such forward-looking statements. As a result, no assurance is given that future results expressed or implied from such forward-looking statements will be achieved.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

We lease 3,500 square feet of corporate office space at 5040 Roswell Road, Suite 250, Suite 104, Atlanta GA 30342 at a monthly rental of $5,794. Our lease expires in February 2004. In addition to our office space, we currently lease six retail locations. The following table set forth is a summary of the information regarding each of our retail locations:

-----------------------------------------------------------------------------------------------------------
Retail  Location                                                Monthly    Space in       Lease Expiration
                                                                   Rent     Sq. Ft.
-----------------------------------------------------------------------------------------------------------
Southlake Mall, 1000 Southlake Mall, Morrow, GA 30260             $4,320     100          October 31, 2003
-----------------------------------------------------------------------------------------------------------
Arbor Place Mall, 6700 Douglas Blvd.,  Douglas, GA                $2,050      96             July 31, 2003
-----------------------------------------------------------------------------------------------------------
North Point Mall, 1000 North Point Circle, Alpharetta GA 30022    $4,200      40          October 31, 2003
-----------------------------------------------------------------------------------------------------------
North Lake Mall, 1000 Northlake Mall, Atlanta, GA 30022           $3,200     957            March 31, 2004
-----------------------------------------------------------------------------------------------------------
Stonecrest Mall, 2929Turner Hill Road, Lithonia GA 30038          $3,900     952        September 30, 2003
-----------------------------------------------------------------------------------------------------------
Conyers Store, 1360 Dogwood Drive, Suite 200, Conyers, GA 30012   $2,476    1,400        December 31, 2005
-----------------------------------------------------------------------------------------------------------

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

During the last quarter of fiscal 2002, the Company received a subpoena by the Office of the Secretary of State, State of Georgia, Assistant Commissioner of Securities, relating to an investigation being conducted under the Georgia Security Act of 1973. The investigation relates to the offer or sale of investment opportunities or securities of the Company in or from Georgia and related matters by the Company's former chairman/chief executive officer or other persons. The Company responded to the subpoena prior to the end of 2002. The matter is ongoing and the Company intends to use reasonable efforts to resolve the matter. The Company is unable to determine or predict the outcome of the matter or the impact, if any, from this investigation. If the Company is unable to resolve the matter with the State of Georgia and if any further investigation or subsequent proceeding results, there could be a determination adverse to the Company, that could materially adversely effect the Company and its financial condition. However, at the date of this report, the Company is unable to predict the outcome of this matter or any impact that it may have upon the Company.

The Company learned on or about March 13, 2003 that Company's former chairman and chief executive officer had been subject to a criminal proceeding not related to the business or operations of the Company. The former chairman and chief executive officer entered a guilty plea to possession of fraudulently obtained securities (financial instruments) in the United States District Court-Northern District of Georgia/Atlanta Division, U.S. v. Kayodye Aladesuyi. The former executive officer/director was sentenced to 11 months imprisonment and ordered to make restitution of $68,500 to five individuals. The Company was not a party to this proceeding and has not received any claim nor has it been threatened with any action with respect to this proceeding. As a result, the Company does not believe that it will be materially adversely effected by the legal proceeding or the order or restitution. The Company received the written resignation from Mr. Aladesuyi on March 25, 2003. Reference is made to the disclosure under Item 9. "Directors, Executive Officers, Promoters and Control Persons" below.

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

Fiscal Year 2002                                      High                  Low
----------------
Third Quarter Ending September 30,                    $3.50                $1.25
Period Ending December 31,                            $2.25                $0.51

Fiscal Year 2003
----------------
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

----------------------------------------------------------------------------------------------------------------------------------
                              Amount of
                              Securities
Date               Title        Sold            Persons                               Cash or non-cash consideration
----------------------------------------------------------------------------------------------------------------------------------
                   Common
5/1/1999           Stock       426,475          Kay Aladesuyi                         Shares issued for cash
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
5/1/1999           Stock       284,310          Valerie Aladesuyi
----------------------------------------------------------------------------------------------------------------------------------
                   Common                       Aladesuyi, Valerie Y., Officer        Shares issued for cash
11/30/2000         Stock       87,750           and Director
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
8/22/2000          Stock       50,000           Harold Jackson, Director
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
12/31/2002         Stock       450,000          Harold Jackson, Director
----------------------------------------------------------------------------------------------------------------------------------
                   Common                       Kayode Aladesuyi, President and       Shares  issued  for  services  at $.38  per
7/1/2001           Stock       5,045,811        Director                              share
----------------------------------------------------------------------------------------------------------------------------------
                   Common                       Aladesuyi, Valerie Y., Officer        Shares  issued  for  services  at $.38  per
7/1/2001           Stock       127,940          and Director                          share
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares  issued  for  services  at $.38  per
7/1/2001           Stock       750,000          Immediate Aladesuyi Family            share
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
6/15/2001          Stock       50,000           Dunn, Leontyne, Director
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
7/1/2001           Stock       12,500           Onipede, Iyabo, Director
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
7/1/2001           Stock       50,000           Walker, Robert, Director
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
7/1/2001           Stock       100,000          Williams, Dr. Melvin, Director
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares  issued  for  services  at $.20  per
1/1/2000           Stock       450,000          GFS Investments                       share
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares  issued  for  services  at $.20  per
1/1/2000           Stock       86,125           CD Ventures                           share
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares  issued  for  services  at $.20  per
1/9/2000           Stock       30,000           Bradiq Limited                        share
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares  issued  for  services  at $.20  per
1/31/2000          Stock       1,000            John Simmons                          share
----------------------------------------------------------------------------------------------------------------------------------
                   Common
1/4/2000           Stock       5,250            Vincent & Darci Manella               Shares issued for cash
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/4/2000           Stock       5,000            Bradley Walton
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/4/2000           Stock       6,000            Eric-Morgan Johnson
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/4/2000           Stock       17,500           Kyle Dixon
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/4/2000           Stock       6,250            Clarence Powell
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
4/27/2001          Stock       8,000            Adam Sokoloff
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/4/2000           Stock       1,000            Megan Blackwell
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/4/2000           Stock       11,250           William Johnson
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/4/2000           Stock       4,000            Booze, Andre
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/4/2000           Stock       3,000            Brown, Janet
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/4/2000           Stock       2,500            Epps, Kenya
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/4/2000           Stock       2,500            Lowery, Leneithra
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/4/2000           Stock       4,000            Maddox, Kelvin
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/4/2000           Stock       2,500            Reid, Jacqueline
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/4/2000           Stock       15,250           Tillman, Howard
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
4/27/2001          Stock       5,000            Tillman, Howard
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/13/2000          Stock       15,000           Clark, Janet
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
1/21/2000          Stock       5,000            Hill, Judy C.
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
2/23/2000          Stock       10,000           A2Z Professional Services
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
2/23/2000          Stock       15,000           Anthony Campbell
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
3/3/2000           Stock       25,000           Keith Nelson Bond
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
3/3/2000           Stock       37,500           Jarrette Braithewaite
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
3/3/2000           Stock       100,000          Bond, Keith Nelson
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
3/31/2000          Stock       2,500            Collin-Hassan, Vicki
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
5/15/2000          Stock       200,000          Tunji Odegbami
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
7/24/2000          Stock       50,000           Dawn Ferguson
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
7/24/2000          Stock       12,500           Ed Phelps
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
7/24/2000          Stock       2,500            Carmen Lopez
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
9/7/2000           Stock       5,000            Stone Mountain Investments
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
11/30/2000         Stock       18,750           Jerry Webber
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
5/2/2001           Stock       20,000           Keshi, Joseph
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
11/30/2001         Stock       50,000           Keshi, Joseph
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
12/9/2000          Stock       12,000           Mitchell, Morgan
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
9/7/2000           Stock       25,000           Ira Sokolloff
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
7/24/2000          Stock       2,500            Tillman, Hubert
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
7/24/2000          Stock       2,500            Smith, Ernest and Tonja
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
12/9/2000          Stock       500              Tang, Michael K.K.
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
5/30/2000          Stock       5,000            Evans, Tracy
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for cash
7/24/2000          Stock       2,500            Tillman, Betty
----------------------------------------------------------------------------------------------------------------------------------
                   Common
5/30/2000          Stock       1,000            Robert Taylor                         Shares issued for cash
----------------------------------------------------------------------------------------------------------------------------------
                   Common
5/30/2000          Stock       500              Julian Carter                         Shares issued for cash
----------------------------------------------------------------------------------------------------------------------------------
                   Common
7/24/2000          Stock       2,500            Weaver, Anthony                       Shares issued for cash
----------------------------------------------------------------------------------------------------------------------------------
                   Common
11/30/2000         Stock       12,500           Arnold Cink                           Shares issued for cash
----------------------------------------------------------------------------------------------------------------------------------
                   Common
6/11/2001          Stock       6,250            Randy Gray                            Shares issued for cash
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares  issued as part of merger with Fifth
7/11/2001          Stock       185,093          Thomas J. Craft, Jr.                  Avenue Acquisition 1 Corporation
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares  issued as part of merger with Fifth
7/11/2001          Stock       185,093          Richard Rubin                         Avenue Acquisition 1 Corporation
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares  issued as part of merger with Fifth
7/11/2001          Stock       92,546           Ivo Heiden                            Avenue Acquisition 1 Corporation
----------------------------------------------------------------------------------------------------------------------------------
                   Common
8/3/2001           Stock       2,500            Mitchell Stephens                     Shares issued for cash
----------------------------------------------------------------------------------------------------------------------------------
                   Common
5/30/2000          Stock       10,000           Gay, Arunious                         Shares issued for cash
----------------------------------------------------------------------------------------------------------------------------------
                   Common
5/30/2000          Stock       14,500           Jones, Karhan                         Shares issued for cash
----------------------------------------------------------------------------------------------------------------------------------
                   Common
10/3/2001          Stock       20,000           Barr, Thomas                          Shares issued for cash
----------------------------------------------------------------------------------------------------------------------------------
                   Common
10/3/2001          Stock       2,500            Arnaut, Nichole                       Shares issued for cash
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for services at $2.25 per
8/1/2002           Stock       14,000           Jonathan Rosser                       share
----------------------------------------------------------------------------------------------------------------------------------
                   Common
8/1/2002           Stock       1,000            Harold Hastings JTTEN                 Shares issued to repay loan
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for services at $2.25 per
8/1/2002           Stock       266,000          Kaye Aladesuyi                        share
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       3,000            Douglas A. & Douglas E. Gilliard
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       2,000            James M. Combee
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       2,000            Eric Davis
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       1,500            James Jackson JTTEN
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       1,000            Michael Parker
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       1,000            Cheryl Perry
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for services at $2.25 per
8/1/2002           Stock       10,000           Sherry Richardson                     share
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       200              Mark Anthony
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       100              Barbara Gordon
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       100              Jessee Morgan
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       24,000           Eric Morgan Johnson
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       1,000            Sylvia Rosser
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       1,000            Kenneth Thompson
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       8,000            Darrell Carver
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       1,800,000         Harold Jackson
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued to repay loan
8/1/2002           Stock       1,000            Barbara Wilkey
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for services at $2.25 per
8/1/2002           Stock       1,100            Wayne Heggett                         share
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for services at $2.25 per
8/1/2002           Stock       10,000           Small  Cap Voice                      share
----------------------------------------------------------------------------------------------------------------------------------
                   Common                                                             Shares issued for services at $2.25 per
8/1/2002           Stock       25,000           V Finance                             share
----------------------------------------------------------------------------------------------------------------------------------

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

Results of Operations - For the Year Ended December 31, 2002 compared to the Year Ended December 31, 2001

Revenues. Our revenues increased to $1,026,256 for the year ended December 31, 2002 compared to revenues of $574,079 in fiscal year 2001, or an increase by 79%. This increase is primarily attributable to revenues related to the sale of EchoStar dish networks and related products through growth of our network and our retail locations.

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

Gross Margin. We improved our gross profit margin from 19.68% in 2001 to 34.74% in 2002.

Operating Expenses. Our operating expenses consist primarily of payroll and related taxes, expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. We had operating expenses for the year ended December 31, 2002 of $2,340,768 compared to operating expenses of $2,790,329 in the 2001.
Our operating expenses are expected to decrease as a percentage of revenue in future periods because our existing operating infrastructure is expected to allow increases in revenues without having to incrementally add operating expenses. However, we expect these expenses to increase in absolute dollars as we continue to expand our network of retail locations and incur additional costs related to the growth of our business and being a public company.

Loss from Operations. We had a loss from operations of $1,984,237 for the year ended December 31, 2002 compared a loss from operations of $2,677,364 for the year 2001. The loss from operations is mainly attributable to increased costs associated with expanding our network of retail locations.

Other Income (expenses).

In the year ended December 31, 2002, we had $4,037,709 in total other income (expenses) compared to $42,983 in 2001. Loan conversion costs included within total other income (expenses) accounted for $4,012,875 in 2002 and $41,157 in 2001. Interest expense included within total other income (expenses) was $24,993 for 2002 and $3,715 for 2001.

Net Loss. Our net loss for the year ended December 31, 2002 was $6,021,946 compared to a net loss of $2,603,465 in 2001. The aggregate cost of commons stock issued for services and loan conversion costs on shares issued to satisfy debt accounted for $4,748,950 of the net loss for the year ended December 31, 2002, while aggregate cost accounted for $2,286,045 of the net loss in 2001.

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

Our total current liabilities increased insignificantly to $1,613,860 compared to total current liabilities of $366,085 at December 31, 2001. This increase is principally due to loans payable to our current president. We had no long-term liabilities as of December 31, 2002 and December 31, 2001.

Net cash used in operating activities was $1,075,228 for the year ended December 31, 2002 compared to $162,414 in 2001. This use of cash is principally the result of our net loss in each year, offset by the non-cash aggregate impact of the cost of common stock issued for services and loan conversion costs for shares issued to satisfy debt discussed under "Results of Operations" above.

Net cash used in investing activities was $117,569 in 2002 compared to cash used for investing activities of $46,885 in 2001. During fiscal year 2002, we invested $75,293 in software development.

Net cash provided by financing activities was $1,192,797 for the year ended 2002 compared to cash provided by financing activities of $208,169 in 2001. We received significant funding from our current president, Mr. Dewey Bain, to finance our negative cash flow from operations.

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

As described by the Company's independent auditors in Note 11 to the Company's financial statements, there is substantial doubt as to the Company's ability to continue as a going concern. The Company's management believes that its ongoing efforts to increase revenue and raise additional capital through the sale of equity securities and debt instruments will provide additional cash flows. However, there is no assurance that the Company will be able to obtain additional funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS


                         PLANETLINK COMMUNICATIONS, INC.
                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001

                                    CONTENTS

================================================================================

INDEPENDENT AUDITORS' REPORT                                                1


FINANCIAL STATEMENTS
   Balance sheets                                                          2-3
   Statements of operations                                                 4
   Statements of changes in stockholders' deficit                          5-6
   Statements of cash flows                                                7-8

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                                 9-10

NOTES TO THE FINANCIAL STATEMENTS                                         11-18

                   ------------------------------------------
                             KAHN BOYD LEVYCHIN, LLP
                   ------------------------------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                          INDEPENDENT AUDITORS' REPORT
================================================================================

To the Board of Directors
Planetlink Communications, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheets of Planetlink Communications, Inc. as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planetlink Communications, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the consolidated financial statements, certain errors were made in the application of accounting principles, resulting in the understatement of the previously reported net loss for the years ended December 31, 2002 and 2001 of $4,754,075 and $2,279,908, respectively. In addition, these errors in the application of accounting principles also resulted in the understatement of both previously reported accumulated deficit and additional paid-in capital for the years ended December 31, 2002 and 2001 of $7,033,987 and $2,279,908, respectively. Finally, a discharge of indebtedness in the amount of $116,822 during the year ended December 31, 2001 was erroneously classified as other income, rather than as an extraordinary item in the statement of operations for that year. These errors were discovered by the management of the Company in its preparation for the issuance of the financial statements for the year ended December 31, 2003. Accordingly both the financial statements for the years ended December 31, 2002 and 2001 have been restated to correct for these errors.

/s/ Kahn Boyd Levychin

Kahn Boyd Levychin,
Certified Public Accountants

February 23, 2003, except information restated to correct for misapplications of accounting principles as to which the date is February 26, 2004 (Note 12)


                                                                               1
--------------------------------------------------------------------------------
99 Wall Street, 10th Floor New York, NY 10005                     (212) 843-4100

                         PLANETLINK COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
================================================================================

                                                          2002            2001
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
   Accounts receivable                                  $ 22,071        $ 11,421
--------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                 22,071          11,421
--------------------------------------------------------------------------------
FIXED ASSETS
   Furniture and equipment                                91,176          48,900
--------------------------------------------------------------------------------
                                                          91,176          48,900
   Less: accumulated depreciation                         26,890           7,748
--------------------------------------------------------------------------------
     NET FIXED ASSETS                                     64,286          41,152
--------------------------------------------------------------------------------
OTHER ASSETS
   Capitalized software costs                             75,293              --
   Security deposits                                       6,676             575
--------------------------------------------------------------------------------
     TOTAL OTHER ASSETS                                   81,969             575
--------------------------------------------------------------------------------
     TOTAL ASSETS                                       $168,326        $ 53,148
================================================================================
See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
================================================================================

                                                              2002           2001
                                                          (AS RESTATED,   (AS RESTATED,
                                                             NOTE 12)       NOTE 12)
----------------------------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Cash overdraft                                          $    14,930    $       329
   Accounts and accrued expenses payable                       276,321        223,811
   Payroll taxes payable                                       235,234         92,366
   Line of credit payable (Note 1)                              49,579         49,579
   Officer's loan payable (Note 2)                           1,037,796             --
----------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                               1,613,860        366,085
----------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                       1,613,860        366,085
----------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT
   Common stock (50,000,000 shares $.001 par value
      authorized, 11,427,463 and 9,254,643 shares issued
         and outstanding respectively)                          11,428          9,255
   Additional paid-in capital (as restated)                  7,841,075      2,953,899
   Accumulated deficit (as restated)                        (9,298,037)    (3,276,091)
----------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' DEFICIT                            (1,445,534)      (312,937)
----------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $   168,326    $    53,148
========================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                             STATEMENT OF OPERATIONS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001
================================================================================

                                                                       2002            2001
                                                                   (AS RESTATED,   (AS RESTATED,
                                                                      NOTE 12)       NOTE 12)
-------------------------------------------------------------------------------------------------
REVENUE
   Satellite television service                                    $  1,026,256    $    564,332
   Internet access                                                        9,747
-------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                         1,026,256         574,079
-------------------------------------------------------------------------------------------------
COST OF REVENUE
   Satellite television service                                         669,725         461,114
-------------------------------------------------------------------------------------------------
TOTAL COST OF REVENUE                                                   669,725         461,114
-------------------------------------------------------------------------------------------------
GROSS PROFIT                                                            356,531         112,965
Operating expenses, including cost of common stock issued
  for services of $736,075 in 2002 and $2,244,888 in 2001
    (Note 10, as restated)                                            2,340,768       2,790,329
-------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS (as restated)                                   (1,984,237)     (2,677,364)
-------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
   Miscellaneous income                                                     159           1,889
   Interest expense                                                     (24,993)         (3,715)
   Loan conversion costs (Note 10)                                   (4,012,875)        (41,157)
-------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE) (as restated)                           (4,037,709)        (42,983)
-------------------------------------------------------------------------------------------------
NET LOSS BEFORE EXTRAORDINARY ITEM (as restated)                     (6,021,946)     (2,720,347)
-------------------------------------------------------------------------------------------------
EXTRAORDINARY ITEM (as restated)
   Discharge of indebtedness, net of income taxes of $0 (Note 3)             --         116,882
-------------------------------------------------------------------------------------------------
TOTAL EXTRAORDINARY ITEM (AS RESTATED)                                       --         116,882
-------------------------------------------------------------------------------------------------
NET LOSS (as restated)                                             $ (6,021,946)   $ (2,603,465)
=================================================================================================
Loss per weighted average shares of common stock
     outstanding (as restated)                                     $     (.5924)   $     (.6004)

Weighted average number of shares of common stock
     outstanding                                                     10,165,117       4,336,345

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                               FOR THE YEAR ENDEDS
                           DECEMBER 31, 2002 AND 2001
================================================================================

                                                           Additional                      Total
                                             Common         paid-in      Accumulated    stockholders'
                                              stock         capital        deficit        deficit
-----------------------------------------------------------------------------------------------------
DECEMBER 31, 2002 (AS RESTATED, NOTE 12)
Balance, December 31, 2001,
  as restated                              $     9,255    $ 2,953,899    $(3,276,091)   $  (312,937)
Common stock issued to repay
  loans (Note 10)                                1,845      4,151,429                     4,153,274
Common stock issued for
   services (as restated, Note 10)                 328        735,747                       736,075
Net loss                                                                  (6,021,946)    (6,021,946)
-----------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2002                  $    11,428    $ 7,841,075    $(9,298,037)   $(1,445,534)
=====================================================================================================
DECEMBER 31, 2001 (AS RESTATED, NOTE 12)
Balance, December 31, 2000
   as previously reported                  $   277,307    $    42,627    $  (531,651)   $  (211,717)
Prior period adjustment
   (as restated ,Note 12)                       95,245                      (140,975)       (45,730)
-----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000
   AS ADJUSTED                                 372,552         42,627       (672,626)      (257,447)
Common stock issued to repay
  loans (as restated, Note 10)                  45,730         41,157                        86,887
Common stock issued for cash                   112,850        103,350                       216,200
Common stock issued for services
   (as restated, Note 10)                    1,181,520      1,063,368                     2,244,888
Recapitalization of shares of
  Planetlink Communications,
    Inc., as acquirer (as restated,
      Note 8)                               (1,703,860)     1,703,860                            --
Common stock issued
   to shareholders of Fifth Avenue
     Acquisition I Corporation
      as acquiree (as restated,
        Note 8)                                    463           (463)                           --
Net loss                                                                  (2,603,465)    (2,603,465)
-----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
   2001                                    $     9,255    $ 2,953,899    $(3,276,091)   $  (312,937)
=====================================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)
                               FOR THE YEAR ENDEDS
                           DECEMBER 31, 2002 AND 2001
================================================================================

RECAP OF COMMON STOCK SHARES ISSUED AND OUTSTANDING

Balance, December 31, 2000                                             2,091,410
Common stock shares issued for cash                                      564,250
Common stock shares issued for services                                5,907,601
Common stock shares issued to repay loans                                228,650
Common stock shares issued in Fifth Avenue Acquisition I Corporation
  acquisition                                                            462,732
--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                             9,254,643
Common stock shares issued for services                                  327,200
Common stock shares issued to repay loans                              1,845,800
--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                            11,427,643
================================================================================
See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                      STATEMENT OF CASH FLOWS (AS RESTATED)
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2002
================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $(6,021,946)
  Adjustments to reconcile net loss to net cash used by operating activities
       Depreciation                                                      19,142
       Cost of common stock issued for services                         736,075
       Loan conversion costs                                          4,012,875
     Changes in operating assets and liabilities
       Increase in accounts receivable                                  (10,650)
       Increase in security deposits                                     (6,102)
       Increase in accounts and accrued expenses payable                 52,510
       Increase in payroll taxes payable                                142,868
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                (1,075,228)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of office equipment                                      (42,276)
     Capitalized software costs incurred                                (75,293)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                  (117,569)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Officer's loans subsequently contributed as additional
      paid-in capital (Note 10)                                         140,400
     Increase in officers' loan payable                               1,037,796
     Cash overdraft                                                      14,601
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,192,797
--------------------------------------------------------------------------------
DECREASE IN CASH AND CASH AND CASH EQUIVALENTS                               --
Cash and cash equivalents, beginning of year                                 --
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $        --
================================================================================

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for:
       Interest expense                                             $        --
       Income taxes                                                          --

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                      STATEMENT OF CASH FLOWS (AS RESTATED)
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2001
================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $(2,603,465)
   Adjustments to reconcile net loss to net cash used by operating activities
       Depreciation                                                       7,345
       Cost of common stock issued for services                       2,244,888
       Loan conversion costs                                             41,157
       Discharge of indebtedness                                       (116,882)
   Changes in operating assets and liabilities
       Decrease in accounts receivable                                  122,101
       Increase in accounts and accrued expenses payable                 98,404
       Increase in payroll taxes payable                                 44,038
--------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                  (162,414)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of office equipment                                      (46,885)
--------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                   (46,885)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sales of common stock                                216,200
     Decrease in officer's loan payable                                  (8,360)
     Cash overdraft                                                         329
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               208,169
--------------------------------------------------------------------------------
DECREASE IN CASH AND CASH AND CASH EQUIVALENTS                           (1,130)
Cash and cash equivalents, beginning of year                              1,130
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $        --
================================================================================

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for:
       Interest expense                                             $       683
       Income taxes                                                          --

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

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

                         PLANETLINK COMMUNICATIONS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

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

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 1 - LINE OF CREDIT

The Company has a line of credit with Citizens Trust Bank. The line of credit accrues interest at 7.5% per annum.

NOTE 2 - OFFICERS' LOAN PAYABLE

Officers' loans payable is as follows:

                                                            2002         2001
--------------------------------------------------------------------------------
Demand note from the Company's President that
 accrues interest at 10% per annum. The note is due
   on demand                                             $  990,264   $       --
Other advances from Company's President                      25,000
Demand note from the Company's former CEO that
   was non-interest bearing                                  22,532           --
--------------------------------------------------------------------------------
                                                         $1,037,796   $       --
================================================================================

NOTE 3 - DISCHARGE OF INDEBTEDNESS (as restated - see Note 12)

Discharge of indebtedness of $116,882 represented amounts payable to BellSouth, a vendor, from prior periods that were not paid by the Company. The amounts payable to BellSouth were payables incurred during the ordinary course of the Company's business operations. The Company has been informed by BellSouth that this liability has been written off by them and accordingly the liability has been removed from the Company's balance sheet and the amount has been recorded as an extraordinary item, forgiveness of debt, during 2001.

NOTE 4 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                          2002           2001
--------------------------------------------------------------------------------
Net operating loss to be carried forward               $2,324,509     $  819,023
Less: valuation allowance                               2,324,509        819,023
--------------------------------------------------------------------------------
Net deferred tax asset                                 $       --     $       --
================================================================================

The Company incurred no Georgia state income tax expense for the years ended December 31, 2002 and 2001, and utilized no tax carryforward losses.


See auditors' report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================
NOTE 4 - INCOME TAXES (CONTINUED)

The Company has a net operating loss carryover of $9,298,037 to offset future income tax. The net operating losses expire as follows:

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

NOTE 5 - OPERATING FACILITIES

The Company maintained its offices under an operating lease that expired in February 2002. In March 2002 the company signed a new operating lease for three years expiring on February 2005. The future minimum rental payments for these obligations are as follows:

December 31, 2003                                                  $      52,416
             2004                                                         54,513
             2005                                                          9,085

NOTE 6 - LITIGATION

The Company has received a subpoena by the Office of the Secretary of State, State of Georgia, Assistant Commissioner of Securities, relating to an investigation or proceedings being conducted under the Georgia Security Act of 1973. The investigation or proceedings relate to the offer or sale of investment opportunities or securities of the Company in or from Georgia and related matters. The matter is ongoing and the Company intends to use its reasonable efforts to resolve the matter. The Company is unable to determine or predict the outcome of the matter or the impact, if any, from the investigation. If the Company is unable to resolve the matter with the State of Georgia and the investigation or proceedings result in a determination adverse to the Company, it could result in further action against the Company or an order or award, which could have a material adverse effect on the capitalization of the Company and the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Apart from the litigation case mentioned in Note 6, there are various legal proceedings against the Company. While it is not feasible to predict or determine the outcome of any of these cases, it is the opinion of management that their outcome will have no material adverse effect on the financial position of the Company.

See auditors' report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 8 -MERGER WITH FIFTH AVENUE ACQUISITION I CORPORATION (as restated - see
Note 12)

On July 11, 2001, pursuant to an agreement and plan of merger, the Company issued 462,732 shares of common stock to the shareholders of Fifth Avenue Acquisition I Corporation in exchange for all of the 1,000,000 issued and outstanding shares of Fifth Avenue Acquisition I Corporation. The plan called for Fifth Avenue Acquisition I Corporation to merge into the Company, with the Company remaining as the successor reporting company.

For accounting purposes the acquisition has been treated as a recapitalization of the shares of the Company with the Company as the acquirer (reverse acquisition). The historical financial statements prior to July 11, 2001 are those of the Company. Pro forma information giving effect to the acquisition as if the acquisition had taken place on January 1, 2001 would be substantially the same as of the date of the merger since Fifth Avenue Acquisition I Corporation had no operating assets or equity.

The Company had a total of 8,791,910 shares of $.20 par value common stock after giving effect to a 5 for 1 stock split that were recapitalized to $.001 common shares. This resulted in a charge to common stock and a simultaneous credit to additional paid-in capital of $1,703,860 by the Company. In addition, the Company issued 462,732 shares of its $.001 common shares to the holders of Fifth Avenue Acquisition I Corporation, resulting in a credit to common stock of $463 and a simultaneous charge of $463 to additional paid-in capital by the Company.

NOTE 9- COMMON STOCK SPLIT (as restated - see Note 12)

Coincident to the merger described in Note 8, the Company effectuated a 5 for 1 forward split of its $1 par value common stock. The consolidated financial statements of the Company for the years ended December 31, 2001 and 2000 have been adjusted to reflect the split as if it had taken place prior to the recording of the reverse acquisition of Fifth Avenue Acquisition I Corporation, with Company common shares having a $.20 par value.

NOTE 10 - COMMON STOCK ISSUED FOR SERVICES AND COMMON STOCK ISSUED TO REPAY LOANS (as restated - see Note 12)

On July 11, 2001 coincident to the Company's acquisition of Fifth Avenue Acquisition I Corporation, the Company issued 6,136,251 shares of common stock principally to the former CEO of the Company and members of his family and certain members of the Board of Directors of the Company, of which 5,907,601 shares were issued for services.

See auditors' report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 10 - COMMON STOCK ISSUED FOR SERVICES AND COMMON STOCK ISSUED TO REPAY LOANS (as restated - see Note 12) (CONTINUED) The Company has reflected a charge to operating expenses of $2,244,888 for the year ended December 31, 2001 to record the issuance of these shares for services. The Company also issued 228,650 shares in satisfaction of loans outstanding to directors coincident to the acquisition. The Company has reflected a charge within other income (expense) of $41,157 for the year ended December 31, 2001 to record "debt conversion costs" associated with the issuance of the shares issued in satisfaction of loans.

In August 2002 the Company identified a "market maker" to facilitate the trading of its share in the "Over the Counter" public securities market. Coincident to this activity the Company issued 2,173,000 shares of its $.001 par value common stock principally to a member of its Board of Directors and other key employees, of which 327,200 shares were issued for services. The Company has reflected a charge to operating expenses of $736,075 for the year ended December 31, 2002 to record the issuance of these shares for services. The Company also issued 1,845,800 shares in satisfaction of loans received during 2002. The Company has reflected a charge within other income (expense) of $4,012,875 for the year ended December 31, 2002 to record "debt conversion costs" associated with the issuance of the shares issued in satisfaction of loans.

Below is a summary of common stock issued during the year ended December 31, 2002:

                                                                                      Loans
                                                                      Amount        contributed
                  Recipient                          Additional      charged to     to pay for
Shares issued     of shares       Common stock     paid-in capital    expense         stock
-----------------------------------------------------------------------------------------------
                  Member
                  of the
 1,800,000        Board           $      1,800      $  4,048,200   $  3,948,400(B)  $  101,600
-----------------------------------------------------------------------------------------------
 1,800,000                               1,800         4,048,200       3,948,400       101,600
-----------------------------------------------------------------------------------------------
                  Former
                  CEO of the
   266,000        Company                  266           598,234        598,500
    61,200        Other                     62           137,513        137,575
-----------------------------------------------------------------------------------------------
   327,200                                 328           735,747        736,075(A)
-----------------------------------------------------------------------------------------------
    45,800        Other                     45           103,229         64,475(B)       38,800
-----------------------------------------------------------------------------------------------
 2,173,000                        $      2,173      $  4,887,176   $  4,748,950     $   140,400
===============================================================================================


See auditors' report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 10 - COMMON STOCK ISSUED FOR SERVICES AND COMMON STOCK ISSUED TO REPAY LOANS (as restated - see Note 12) (CONTINUED)

Below is a summary of common stock issued during the year ended December 31, 2001:

                                                                                         Loans
                                                                        Amount        contributed
                  Recipient                         Additional        charged to       to pay for
Shares issued     of shares      Common stock     paid-in capital      expense           stock
-----------------------------------------------------------------------------------------------------
                  Member
   450,000        of the Board         90,000           72,200

   114,250        Other                22,850           31,150
-----------------------------------------------------------------------------------------------------
   564,250  (C)                       112,850          103,350
-----------------------------------------------------------------------------------------------------
                  Former
                  CEO of the
                  Company
 5,907,601        and family        1,181,520         1,063,368        2,244,888
-----------------------------------------------------------------------------------------------------
 5,907,601                          1,181,520         1,063,368        2,244,888(A)
-----------------------------------------------------------------------------------------------------
                  Members of
   228,650        the Board            45,730            41,157           41,157(B)        45,730
-----------------------------------------------------------------------------------------------------
 6,700,501                          1,340,100         1,207,875        2,286,045           45,730
-----------------------------------------------------------------------------------------------------
                  Fifth Avenue
                  Acquisition I
   462,732        Corporation             463              (463)
-----------------------------------------------------------------------------------------------------
 7,163,233                         $1,340,563        $1,207,412       $2,286,045          $45,730
=====================================================================================================

A - Common stock issued for services
B - Loan conversion costs
C - Shares sold directly for cash

See auditors' report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 11 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company has incurred net losses of $6,021,946 and $2,603,465, respectively, for the years ended December 31, 2002 and 2001, and as of December 31, 2002 had incurred cumulative losses since inception of $9,298,037.

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

NOTE 12 - PRIOR PERIOD ADJUSTMENTS AND RESTATEMENTS OF PRIOR AND CURRENT YEARS' FINANCIAL STATMENTS

Restatement of current years' financial statements

During the year ended December 31, 2002, 2,173,000 shares of common stock consisting of shares issued for services and shares issued to convert debt into equity, as discussed in Note 10, were not measured based on fair value, an error resulting in an understatement of net loss of $ 4,754,075. In addition, additional paid-in capital was also understated by $4,754,075. During the year ended December 31, 2001, 6,136,251 shares of common stock consisting of shares issued for services and shares issued to convert debt to equity, as discussed in
Note 10, were not measured based on fair value, an error resulting in an understatement of net loss of $2,279,908. In addition, additional paid-in capital was also understated by $ 1,068,793.

During the year ended December 31, 2001, the Company erroneously accounted for the acquisition of a passive non-operating public shell company with no assets, which acquisition is discussed in Note 8. The effect of this error was to understate additional paid in capital by $1,221,115, and overstate common stock in the same amount.

See auditors' report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 12 - PRIOR PERIOD ADJUSTMENTS AND RESTATEMENTS OF PRIOR AND CURRENT YEARS' FINANCIAL STATEMENTS (CONTINUED)

During the year ended December 31, 2001, the Company erroneously classified the discharge of indebtedness of $116,882 described in Note 3 in the statement of operations, as other income. This amount has been reclassified as an extraordinary item.

Both financial statements for the years ended December 31, 2002 and 2001 have been revised to correct for these errors.

Restatement of prior year's financial statements

During the year ended December 31, 2001, a change was made to the Company's accumulated deficit to properly account for the following items:

Common shares issued for services in 2000 that was not reflected
  previously                                                                $ 140,975
Common shares issued in 2001 for consideration received in 1999:
  Amount should have been recorded as a loan and was incorrectly recorded
    as an increase in common stock and additional paid-in capital             (45,730)
---------------------------------------------------------------------------------------
                                                                            $  95,245
=======================================================================================

For the year ended December31, 2000 the adjustments increased accumulated deficit by $140,975, increased common stock by $95,245, and increased loan payable by $45,730. In addition operating expenses and net loss for the year ended December 31, 2000 were increased by $140,975.

NOTE 13 - SUSPENSION OF LOCAL AND LONG DISTANCE TELEPHONE SERVICES

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

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 14 - SEGMENT INFORMATION

The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:

                                                        2002             2001
--------------------------------------------------------------------------------
REVENUE
   Satellite television service                      $1,026,256       $  564,332
   Internet access                                           --            9,747
--------------------------------------------------------------------------------
TOTAL REVENUE                                        $1,026,256       $  574,079
================================================================================

See auditors' report and the summary of significant accounting policies.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Pursuant to the Company's Certificate of Incorporation and its By-Laws, the members of the Board of Directors serve for one-year terms. The Company's directors and executive officers during the year ended December 31, 2002 are:

Name                     Age                                     Position
----                     ---                                     --------
M. Dewey Bain                      President since October 2002, a Director since August 2002 and since
                          52                            March 2003 also Treasurer
Harold Jackson            41                            Chairman since March 2003
Dr. Melvin Williams       49                                     Director
Iyabo Onipede             39                                     Director
Jonathan Rosser           58                                     Director
Darrell Carver            39                                     Director
Ed Phelps                 31                                     Director
Kayode A. Aladesuyi       42                           Former President and CEO (1)
Valerie Y. Aladesuyi      37                        Former Secretary and Director (2)

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Name of Officer/Director                                          Forms Filed
------------------------                                          -----------
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

ITEM 10. EXECUTIVE COMPENSATION.

-----------------------------------------------------------------------------------------------------------

                                                            Long Term Compensation
                                                   -----------------------------------------

                         Annual Compensation                    Awards             Payouts
--------------------------------------------------------------------------------------------

     (a)       (b)    (c)      (d)        (e)             (f)             (g)        (h)         (i)
-----------------------------------------------------------------------------------------------------------

Name and      Year   Salary   Bonus   Other Annual Restricted Stock   Securities   LTIP       All other
Principal                             Compensation       Award        Underlying   Payouts  compensation
Position                                                              Options/SAR
-----------------------------------------------------------------------------------------------------------
                               ($)        ($)             ($)             (#)        ($)         ($)
                      ($)
-----------------------------------------------------------------------------------------------------------
M. Dewey      2002     0        0       $598,500           0               0          0           0
Bain,
President,
Treasurer and
Director (1)
-----------------------------------------------------------------------------------------------------------
Kayode A.     2002     0        0          0               0               0          0           0
Aladesuyi,
Former
President,
CEO and
Chairman
-----------------------------------------------------------------------------------------------------------
Kayode A.     2001     0        0          0       $2,244,888(2)(3)        0          0           0
Aladesuyi,
Former
President,
CEO and
Chairman
-----------------------------------------------------------------------------------------------------------
Kayode A.     2000     0        0          0               0               0          0           0
Aladesuyi,
Former
President CEO
and
Chairman
-----------------------------------------------------------------------------------------------------------

(1 The Company issued 266,000 restricted shares to Mr. Aladesuyi for services provided as officer and director at $2.25 per share.

(2) The Company issued 5,045,811 restricted shares to Mr. Aladesuyi for services provided as officer and director at .38 per share. In addition the Company issued 111,790 shares to his wife Valerie Aladesuyi and 750,000 shares to other members of his family at $.38 per share.

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

-----------------------------------------------------------------------------------------------------------
                                                                          Amount of Stock   Common Stock
Name                                                                       Beneficially    Beneficially
                                                                              owned(1)         Owned
-----------------------------------------------------------------------------------------------------------
M. Dewey Bain, President, Treasurer and Director                             12,025,000        50.33%
5040 Rosewell Road, Suite 250
Atlanta, GA 30342
-----------------------------------------------------------------------------------------------------------
Harold Jackson, Chairman of the Board,                                       2,300,000         9.81%
5040 Rosewell Road, Suite 250
Atlanta, GA 30342
-----------------------------------------------------------------------------------------------------------
Dr. Melvin Williams, Director
5040 Rosewell Road, Suite 250                                                 100,000          0.43%
Atlanta, GA 30342
-----------------------------------------------------------------------------------------------------------
Iyabo Onipede, Director                                                        12,500          0.05%
5040 Rosewell Road, Suite 250
Atlanta, GA 30342
-----------------------------------------------------------------------------------------------------------
Johnathan Rosser, Director                                                     14,000          0.06%
5040 Rosewell Road, Suite 250
Atlanta, GA 30342
-----------------------------------------------------------------------------------------------------------
Darrell Carver, Director
5040 Rosewell Road, Suite 250                                                  8,000           0.03%
Atlanta, GA 30342
-----------------------------------------------------------------------------------------------------------
Ed Phelps, Director                                                            12,500          0.05%
5040 Rosewell Road, Suite 250
Atlanta, GA 30342
-----------------------------------------------------------------------------------------------------------
Kayode A. Aladesuyi,                                                      5,738,286(2)(3)      24.49%
165 West Wieuca Road, Suite 205
Atlanta, GA 30342
-----------------------------------------------------------------------------------------------------------
All directors and executive officers (7 persons)                             14,472,000        62,90%
-----------------------------------------------------------------------------------------------------------

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit    Description                                                                          Page No.
No.
3 (i)      By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form           *
           10-SB/12g,  filed on October 12, 2000 and incorporated herein by reference)

3 (ii)     Articles of Incorporation (filed as Exhibit 3(ii) to the
           Company's Registration * Statement on Form 10-SB/12g, filed on
           October 12, 2000 and incorporated herein by reference)

4          Specimen Stock Certificate (filed as Exhibit 3(ii) to the Company's Registration         *
           Statement on Form 10-SB/12g,  filed on October 12, 2000 and incorporated herein by reference)

10 (i)     Service Agreement with CR Capital Services, Inc. (filed as Exhibit 10(i) to the          *
           Company's Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)

10 (ii)    Lock-up Agreement (filed as Exhibit 10(ii) to the Company's
           Registration Statement * on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)

10 (iii)   Stock Option Agreement                                                                  **

99 (i)     Safe-Harbor Compliance Statement for Forward-Looking Statements
           (filed as Exhibit * to the Company's Registration Statement on Form
           10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)

99 (ii)    Chapter 607.0850 of the Florida Statutes (filed as Exhibit to the Company's              *
           Registration Statement on Form 10-SB/12g,  filed on October 12, 2000 and incorporated herein by reference)

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2004

PlanetLink Communications, Inc.
By: M. Dewey Bain, President, Treasurer and Director
/s/ M. Dewey Bain