Form 10KSB/A
period 2003-12-31
PLANETLINK COMMUNICATIONS INC
filed 2004-08-23
CIK 1123845

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                 FORM 10-KSB/A
                                Amendment No. 1


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

THIS AMENDMENT TO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, FILED WITH THE COMMISSION ON APRIL 14, 2004, IS BEING FILED BECAUSE OUR FINANCIAL STATEMENTS AND NOTES HAVE BEEN RE-AUDITED BY OUR ACCOUNTANTS. EXCEPT FOR THE RE-AUDITED FINANCIAL STATEMENTS AND NOTES, AND THE CURRENT DATES, NO OTHER CHANGES HAVE BEEN MADE TO OUR ANNUAL REPORT ON FORM 10-KSB FILED WITH THE COMMISSION ON APRIL 14, 2004.

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

WE INCURRED LOSSES DURING EACH OF THE PAST THREE YEARS, AND OUR LOSSES ARE CONTINUING

     We sustained a loss of $2,603,465, or $0.6004 per share (basic and diluted) for 2001, $6,021,946, or $0.5924 per share (basic and diluted) for 2002, and $552,482, or $0.0102 per share (basic and diluted) for 2003. We cannot assure you that we will be able to generate profits in the future. Our failure to generate profits could affect our ability to continue our operations.

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

LIMITED OPERATING HISTORY.

     We have a limited operating history from which you can evaluate our business and prospects. Since our incorporation in May 1999 until December 31, 2003, we have incurred operating losses of $9,850,519 and we cannot assure you that we will be profitable in the future. You must evaluate our business prospects in light of the uncertainties encountered by companies in the early stages of development. Some of the uncertainties we face include uncertainties about our ability to:

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

LACK OF PROFITABILITY.

     We may not achieve profitability in the near term, if at all. During the year ended December 31, 2003, we incurred an operating loss of $552,482.
Since our inception, we have incurred operating losses and have had negative operating cash flows each fiscal year.
In addition,
our financial condition may be materially adversely affected as a result of aggregated liabilities as a result of the issuance of the notes and other debt obligations. We may be dependent upon the willingness of third parties including private investors and vendors to accept our shares or our other debt or equity securities in order to fund our operating expenses.

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

RESULTS OF OPERATIONS

     During the year ended December 31, 2003, we incurred an operating loss of $552,482 and no revenues. The loss featured, sales, marketing, general, administrative and interest expenses. Our interest cost remains high as it continues to be advanced operating funds by its principal stockholders. Interest expense was $94,648 in 2003, interest expense in 2002 was $24,993.

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

                                 PLANETLINK COMMUNICATIONS, INC.


Date: August 23, 2004
                                 By  /s/ M. Dewey Bain
                                     --------------------------------------
                                     M. Dewey Bain,
                                     President, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURE                            TITLE                      DATE
---------------------  -----------------------------------  ---------------

  /s/ M. Dewey Bain    President, Director, Treasurer, and  August 23, 2004
---------------------        Chief Executive Officer
M. DEWEY BAIN


  /s/ Harold Jackson                Chairman                August 23, 2004
---------------------
HAROLD JACKSON


  /s/ Melvin Williams               Director                August 23, 2004
---------------------
MELVIN WILLIAMS


  /s/ Jonathan Rosser               Director                August 23, 2004
---------------------
JONATHAN ROSSER


  /s/ Darrell Carver                Director                August 23, 2004
---------------------
DARRELL CARVER

                         PLANETLINK COMMUNICATIONS, INC.
                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2003 AND 2002

                                    CONTENTS
================================================================================

AUDITORS' REPORT                                                            1


FINANCIAL STATEMENTS
   Balance sheets                                                          2-3
   Statements of operations                                                 4
   Statements of changes in stockholders' deficit                          5-6
   Statements of cash flows                                                7-9

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                                10-11

NOTES TO THE FINANCIAL STATEMENTS                                         12-20

                   ------------------------------------------
                             KAHN BOYD LEVYCHIN, LLP
                   ------------------------------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

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

We conducted our audits in accordance with generally accepted auditing standards in the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planetlink Communications, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

As discussed in Note 14 to the consolidated financial statements, certain errors were made in the application of accounting principles, resulting in the understatement of the previously reported net loss for the year ended December 31, 2002 of $4,754,075. In addition, these errors in the application of accounting principles also resulted in the understatement of both previously reported accumulated deficit and additional paid-in capital for the year ended December 31, 2002 of $7,033,987. These errors were discovered by the management of the Company in its preparation for the issuance of the financial statements for the year ended December 31, 2003. Accordingly the financial statements for the years ended December 31, 2003, 2002 and 2001 have been restated to correct for these errors.

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


/s/ Kahn Boyd Levychin

Kahn Boyd Levychin,
Certified Public Accountants

May 3, 2004


--------------------------------------------------------------------------------
48 Wall Street, 11th Floor New York, NY 10005                     (212) 843-4100

                         PLANETLINK COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
================================================================================

                                                    2003               2002
                                                 (AS RESTATED,     (AS RESTATED,
                                                   NOTE 14)          NOTE 14)
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
   Cash                                            $195,020          $     --
   Accounts receivable                                   --            22,071
--------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                           195,020            22,071
--------------------------------------------------------------------------------
FIXED ASSETS
   Furniture and equipment                           91,176            91,176
--------------------------------------------------------------------------------
                                                     91,176            91,176
   Less: accumulated depreciation                    57,571            26,890
--------------------------------------------------------------------------------
     NET FIXED ASSETS                                33,605            64,286
--------------------------------------------------------------------------------
OTHER ASSETS
   Capitalized software costs                       290,592            75,293
   Security deposits                                     --             6,676
--------------------------------------------------------------------------------
     TOTAL OTHER ASSETS                             290,592            81,969
--------------------------------------------------------------------------------
     TOTAL ASSETS                                  $519,217          $168,326
================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
================================================================================

                                                                     2003                  2002
                                                                 (AS RESTATED,        (AS RESTATED,
                                                                    NOTE 14)             NOTE 14)
----------------------------------------------------------------------------------------------------
                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Cash overdraft                                                 $        --         $    14,930
   Accounts and accrued expenses payable (Notes 2 and 4)              127,036             276,321
   Payroll taxes payable (Note 4)                                     274,672             235,234
   Discontinued line of credit payable (Note 1)                        24,000              49,579
   Officer's loan payable (Note 2)                                    570,476           1,037,796
----------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                        996,184           1,613,860
----------------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
   Discontinued line of credit payable (Note 1)                        26,000
----------------------------------------------------------------------------------------------------
     TOTAL NON-CURRENT LIABILITIES                                     26,000
----------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                              1,022,184           1,613,860
----------------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT
   Common stock (800,000,000 shares $.001 par value
      authorized, 117,458,108 and 11,427,643 shares issued
      and outstanding respectively)                                   117,458              11,428
   Additional paid-in capital                                       9,230,094           7,841,075
   Accumulated deficit                                             (9,850,519)         (9,298,037)
----------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' DEFICIT                                     (502,967)         (1,445,534)
----------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $   519,217         $   168,326
====================================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                               FOR THE YEAR ENDED
                           DECEMBER 31, 2003 AND 2002
================================================================================

                                                                     2003                 2002
                                                                 (AS RESTATED,        (AS RESTATED,
                                                                    NOTE 14)             NOTE 14)
---------------------------------------------------------------------------------------------------
REVENUE
   Satellite television service                                  $    759,113         $  1,026,256
---------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                         759,113            1,026,256
---------------------------------------------------------------------------------------------------
COST OF REVENUE
   Satellite television service                                       441,539              669,725
---------------------------------------------------------------------------------------------------
TOTAL COST OF REVENUE                                                 441,539              669,725
---------------------------------------------------------------------------------------------------
GROSS PROFIT                                                          317,574              356,531
Operating expenses, including cost of common stock issued
  for services of $142,890 in 2003 and $763,075 in 2002
     (Note 9)                                                         775,408            2,340,768
---------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                 (457,834)          (1,984,237)
---------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
   Miscellaneous income                                                    --                  159
   Interest expense (Notes 2 and 4)                                   (94,648)             (24,993)
   Loan conversion costs (Note 9)                                                       (4,012,875)
---------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                          (94,648)          (4,037,709)
---------------------------------------------------------------------------------------------------
NET LOSS                                                         $   (552,482)        $ (6,021,946)
===================================================================================================

Loss per weighted average shares of common stock
     outstanding                                                 $     (.0102)        $     (.5924)

Weighted average number of shares of common stock
     Outstanding                                                   54,324,593           10,165,517

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                               FOR THE YEAR ENDED
                           DECEMBER 31, 2003 AND 2002
================================================================================

                                                                   Additional                                Total
                                                   Common           paid-in          Accumulated         stockholders'
                                                   stock            capital            deficit              deficit
----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2003 (AS RESTATED, NOTE 14)
Balance, December 31, 2002                      $    11,428        $ 7,841,075        $(9,298,037)        $(1,445,534)
Common stock issued under
   employee stock incentive plan                     61,285            935,950                                997,235
Common stock issued to repay
   officer's loans                                   25,025            361,975                                387,000
Common stock issued for cash                         16,649             28,631                                 45,280
Common stock issued for
   services                                           3,071             39,930                                 43,001
Officer's loan reclassified
   to additional paid-in capital                                        22,533                                 22,533
Net loss                                                                                 (552,482)           (552,482)
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                      $   117,458        $ 9,230,094        $(9,850,519)        $  (502,967)
======================================================================================================================

DECEMBER 31, 2002 (AS RESTATED, NOTE 14)

Balance, December 31, 2001                      $     9,255        $ 2,953,899        $(3,276,091)        $  (312,937)
Common stock issued to repay
   loans                                              1,845          4,151,429                              4,153,274
Common stock issued for
   services                                             328            735,747                                736,075
Net loss                                                                               (6,021,946)         (2,009,072)
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                      $    11,428        $ 7,841,075        $(9,298,037)        $(1,445,534)
======================================================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                               FOR THE YEAR ENDED
                           DECEMBER 31, 2003 AND 2002
================================================================================

COMMON STOCK SHARES ISSUED AND OUTSTANDING

Balance, December 31, 2001                                             9,254,643
Common stock shares issued for services                                  327,200
Common stock shares issued to repay loans                              1,845,800
--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                            11,427,643
Common stock issued under employee stock incentive plan               61,284,637
Common stock issued to repay officer's loans                          25,025,000
Common stock shares issued for cash                                   16,649,400
Common stock shares issued for services                                3,071,428
--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                                           117,458,108
================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                      STATEMENT OF CASH FLOWS (AS RESTATED)
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2003
================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                  $(552,482)
   Adjustments to reconcile net loss to net cash used by operating activities
       Depreciation                                                                             30,681
       Cost of common stock issued for services                                                 43,001
       Cost of common stock issued to employees under stock incentive plan                      99,889
       Reduction in cost of revenue for write-off of accounts payable that are
          no longer due and payable                                                            (80,158)
       Reduction in operating expenses for write-off of accounts payable
          that are no longer due and payable                                                   (22,547)
       Interest expense added to discontinued line of credit payable                               421
     Changes in operating assets and liabilities
       Decrease in accounts receivable                                                          22,071
       Decrease in security deposits                                                             6,676
       Decrease in accounts and accrued expenses payable                                       (46,580)
       Increase in payroll taxes payable                                                        39,438
--------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                                         (459,590)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capitalized software costs incurred                                                      (215,299)
--------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                         (215,299)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Cash proceeds from sale of common stock                                                    45,280
     Cash proceeds from common stock issued under employee stock
       incentive plan                                                                          897,346
     Proceeds from officer's loan                                                                2,213
     Repayments of officer's loan                                                              (60,000)
     Decrease in cash overdraft                                                                (14,930)
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      869,909
--------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH AND CASH EQUIVALENTS                                                 195,020
Cash and cash equivalents, beginning of year                                                        --
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                       $ 195,020
========================================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                      STATEMENT OF CASH FLOWS (AS RESTATED)
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2003
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

Fixed assets

Fixed assets are stated at cost. Depreciation is computed using accelerated methods over the following estimated useful lives:

                                                                     Estimated
Description                                                          useful life
--------------------------------------------------------------------------------

Furniture and fixtures                                               7 years
Equipment                                                            5 years

Capitalized software costs

Capitalized software costs are recorded at cost and represent amounts incurred for the development of a tracking device for a GPS tracking system. Amortization will be computed using the straight-line method over 5 years once the total costs have been incurred, and the asset has been placed in service.

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

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 1 - DISCONTINUED LINE OF CREDIT PAYABLE

The Company had a line of credit with Citizens Trust Bank. The line of credit accrued interest at 7.5% per annum. The Company defaulted on the line of credit because of non-payment. The Company entered into a consent order with Citizens Trust Bank for resolution and settlement that provides for the company to make 25 monthly payments in the amount of $2,000 each for a total of $50,000. Payments were to begin December 1, 2003. However, the Company missed the December payment, but made two payments in January of 2004.

NOTE 2 - OFFICERS' LOAN PAYABLE

Officers' loans payable is as follows:
                                                            2003         2002
--------------------------------------------------------------------------------
Demand note dated December 31, 2002 due to the
   Company's President that accrues interest at 10% per
     annum, starting January 1, 2003.  The note is due
       on demand                                         $  570,476   $  990,264
Other advances from Company's President                          --       25,000
Demand note due to the Company's former CEO that
   was non-interest bearing                                      --       22,532
--------------------------------------------------------------------------------
                                                         $  570,476   $1,037,796
================================================================================

Interest expense incurred on officers' loans was $77,446 in 2003 and $0 in 2002. As of December 31, 2003 accounts and accrued expenses include $77,446 of interest expense due to officers.

NOTE 3 - INCOME TAXES

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                          2003           2002
--------------------------------------------------------------------------------
Net operating loss to be carried forward               $2,462,630     $2,324,509
Less: valuation allowance                               2,462,630      2,324,509
--------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                                 $       --     $       --
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

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 3 - INCOME TAXES (CONTINUED)

The Company has net operating loss carryovers of $9,850,519 to offset future income tax. The net operating losses expire as follows:

December 31, 2019                                                   $  112,829
             2020                                                      559,797
             2021                                                    2,603,465
             2022                                                    6,021,946
             2023                                                      552,482

NOTE 4 - PAYROLL TAXES PAYABLE

The Company is currently negotiating with the United States Treasury Department, Internal Revenue Service ("IRS"), with respect to unpaid payroll taxes. The Company intends to make an Offer in Compromise to the IRS and seek to have certain penalties and related interest expense abated. Accounts and accrued expenses payable include $40,000 in 2003 and $20,000 in 2002 of interest and penalties due to the IRS for late filing and payment of payroll taxes. Interest expense includes $20,000 in 2003 and 2002 related to the aforementioned payroll taxes payable.

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

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 6 - LITIGATION

State of Georgia

In 2002 the Company received a subpoena by the Office of the Secretary of State, State of Georgia, Assistant Commissioner of Securities, relating to an investigation being conducted under the Georgia Security Act of 1973. The investigation related to the offer or sale of investment opportunities or securities of the Company in or from Georgia and related matters. The Company was able to resolve the matter with the State of Georgia without incurring any monetary penalties or damages, or penalties or awards.

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

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 7 -MERGER WITH FIFTH AVENUE ACQUISITION I CORPORATION

On July 11, 2001, pursuant to an agreement and plan of merger, the Company issued 462,732 of common stock to the shareholders of Fifth Avenue Acquisition I Corporation in exchange for each of the 1,000,000 issued and outstanding shares of Fifth Avenue Acquisition I Corporation. The plan called for Fifth Avenue Acquisition I Corporation to merge into the Company, with the Company remaining as the successor reporting company. The merger was done pursuant to a plan for the Company to go public, which occurred in the third quarter of 2002. For accounting purposes the acquisition was treated as a recapitalization of the shares of the Company with the Company as the acquirer (reverse acquisition). The Company had a total of 8,791,910 shares of $.20 par value common stock after giving effect to a 5 for 1 stock split that were recapitalized to $.001 par value common. The Company's $.001 par value common shares outstanding at December 31, 2001 totaled 9,254,642 shares, including the shares issued to the shareholders of Fifth Avenue Acquisition I Corporation.

NOTE 8 - EMPLOYEE STOCK INCENTIVE PLAN

During the second quarter of 2003 the Company established am employee stock incentive plan (the "Plan"). The Plan is intended to provide employees who make significant and extraordinary contributions to the long-term growth and performance of the Company, with equity-based compensation incentives. The purchase price of shares of common stock subject to each stock option issued under the plan are not to be less than 85 percent of the fair market value of the common stock on the date of issuance.

The Company applies APB No. 25 and related interpretations in accounting for its plans and outstanding options granted under stock option agreements. Accordingly, compensation cost for options issued to employees is only for options that are granted with exercise prices that are less than the fair value of the underlying stock at the time of issuance.

Employees who received common stock upon the exercise of stock options were immediately sold their shares in cashless exercise transactions. Such stock options contained exercises prices ranging from 90% to 95% of the fair market value of the underlying common stock.

During the year ended December 31, 2003 the Company issued an aggregate of 70,691,000 stock options to its employees and recorded a $99,889 charge to operations for the amount of their intrinsic value. The difference between the intrinsic value and the fair market value was not material.


See auditors' report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 9- EQUITY TRANSACTIONS

During 2002 the Company issued 2,173,000 shares of its $.001 par value common stock principally to a member of its Board of Directors and other key employees, of which 327,200 shares were issued for services. The Company has reflected a charge to operating expenses of $736,075 for the year ended December 31, 2002 to record the issuance of these shares for services. The Company also issued 1,845,800 shares in satisfaction of loans received during 2002. The Company has reflected a charge within other income (expense) of $4,012,875 for the year ended December 31, 2002 to record "debt conversion costs" associated with the issuance of the shares issued in satisfaction of loans.

During 2003 the Company issued 106,030,645 shares of common stock, of which 61,284,637 shares were issued as part of the Company's Employee Stock Incentive Plan and recorded as an expense of $99,889. In addition, 16,649,400 shares were issued for $45,280 in cash. Finally, 3,071,428 shares were issued to the Company's President for $43,001, the fair value of the stock, while 25,025,000 shares were issued to him at their fair value to repay $387,000 of a $990,263 note that was payable to him (see Note 2).

In July of 2003 the Company increased the total number of shares of authorized common stock to 800,000,000 with a par of $.001, and authorized 100,000,000 shares of preferred stock with a par value of $.001.

Below is a summary of common stock issued during the year ended December 31, 2003:

                                                                                         Loans
                                                                        Amount        contributed
                  Recipient                         Additional        charged to       to pay for
Shares issued     of shares      Common stock     paid-in capital      expense            stock
----------------------------------------------------------------------------------------------------------
                  Employee
                    stock
                  incentive
 61,284,637         plan         $     61,285      $   935,951       $   99,889(C)     $

                  President
                    of the
 25,025,000         Company            25,025          361,975                          387,000
  3,071,428       President
                   of the
                   Company              3,071           39,930           43,001(A)
 16,649,400(D)      Other              16,649           28,631
----------------------------------------------------------------------------------------------------------
106,030,465                      $    106,030      $ 1,366,486       $  142,890        $387,000
==========================================================================================================


See auditors' report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 9- EQUITY TRANSACTIONS (CONTINUED)

Below is a summary of common stock issued during the year ended December 31, 2002:

                                                                                           Loans
                                                                          Amount        contributed
                  Recipient                            Additional       charged to       to pay for
Shares issued     of shares      Common stock        paid-in capital     expense           stock
----------------------------------------------------------------------------------------------------------
                  Member
                  of the
1,800,000         Board          $        1,800      $    4,048,200     $ 3,948,400(B)  $  101,600

----------------------------------------------------------------------------------------------------------
1,800,000                                 1,800           4,048,200       3,948,400        101,600
----------------------------------------------------------------------------------------------------------
                  Former
                  CEO of the
  266,000         Company                   266             598,234         598,500
   61,200         Other                      62             137,513         137,575

----------------------------------------------------------------------------------------------------------
  327,200                                   328             735,747         736,075(A)

----------------------------------------------------------------------------------------------------------
   45,800         Other                      45             103,229          64,475(B)      38,800
----------------------------------------------------------------------------------------------------------
2,173,000                        $        2,173      $    4,887,176     $ 4,748,950     $  140,400
==========================================================================================================

A - Common stock issued for services
B - Loan conversion costs
C - Common stock issued under employee stock incentive plan
D - Shares sold directly for cash

NOTE 10 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company has incurred net losses of $552,482 and $6,021,946 respectively for the years ended December 31, 2003 and 2002, and as of December 31, 2003 had incurred cumulative losses since inception of $9,850,519.

The Company's existence in the current and prior periods has been dependent upon operational revenues, advances from related parties and other individuals, and the sale of


See auditors' report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 10 - GOING CONCERN (CONTINUED)

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

NOTE 11- SUSPENSION OF LOCAL AND LONG DISTANCE TELEPHONE SERVICES

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

NOTE 12 - CONCENTRATIONS OF CREDIT RISK

100% of the Company's revenues were derived from the sale of satellite television service through Dish Network for 2003 and 2002.

NOTE 13 - SEGMENT INFORMATION

The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:

                                                        2003             2002
--------------------------------------------------------------------------------
REVENUE
   Satellite television service                      $  759,113       $1,026,256


See auditors' report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 14 - RESTATEMENT OF PRIOR AND YEAR'S FINANCIAL STATMENTS

During the year ended December 31, 2002, 2,173,000 shares of common stock consisting of shares issued for services and shares issued to convert debt into equity were not measured based on fair value, an error resulting in an understatement of net loss of $4,754,075. In addition, additional paid-in capital was also understated by $4,754,075.

The financial statements for the years ended December 31, 2003 and 2002 have been revised to correct for these errors.

NOTE 15 - PHASE OUT OF SATELLITE TELEVISION SERVICE

In the first quarter of 2004 the Company phased out its satellite television service business and has shifted its focus towards the development and marketing of a tracking device for a GPS tracking system.


See auditors' report and the summary of significant accounting policies.