Form 10QSB
period 2004-06-30
PLANETLINK COMMUNICATIONS INC
filed 2004-08-23
CIK 1123845

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2004.

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______ to ________

Commission file number: 000-31763

PLANETLINK COMMUNICATIONS, INC.
(Name of small business issuer in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2466623 (I.R.S. Employer Identification No.)
1415 Bookhout Drive, Cumming, Georgia (Address of principal executive offices)	30041 (Zip Code)
(678) 455-7075
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2004, the issuer had 156,144,815 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

Item 1. Financial Statements

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2004
(UNAUDITED)

ASSETS

Current Assets - Cash	$465,605

Property and equipment - net of
accumulated depreciation of $64,047	43,470

Other Assets

Capitalized software development costs	579,097
Deferred financing costs, net	133,437
Other	32,070

Total Assets	$1,253,679

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities - Loan payable - officer	$57,540
Long Term Liabilities - Convertible debentures, net	191,449

Total Liabilities	248,989

Commitments, Contingencies and Other Matters

Stockholders' Equity
Common stock - $.001 par value;
800,000,000 shares authorized,
156,144,815 shares issued and outstanding	156,144
Additional paid-in capital	11,637,217
Accumulated deficit through December 31, 2004	(9,850,520)
Deficit accumulated during the development stage	(938,151)

Total Stockholders' Equity	1,004,690

Total Liabilities and Stockholders' Equity	$1,253,679

See notes to condensed consolidated financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended

	June 30
	2004	2003

Revenue	$-	$566,696
Cost of Goods Sold	-	90,278

Gross Profit	-	476,418

Operating Expenses
Compensatory element of stock and warrant issuances
for selling, general and administrative expenses	250,364	82,605
Selling, general and administrative expenses	675,655	592,845

Total Operating Expenses	926,019	675,450

Operating Loss	(926,019)	(199,032)

Other Income (Expenses)
Forgiveness of debt	-	22,547
Interest expense, net	(12,132)	-

Total Other (Expense) Income	(12,132)	22,547

Net Loss	$(938,151)	$(176,485)

Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding, Basic and Diluted	140,859,310	23,268,779

See notes to condensed consolidated financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	June 30

	2004	2003

Revenue	$-	$112,226
Cost of Goods Sold	-	11,044

Gross Profit	-	101,182

Operating Expenses
Compensatory element of stock and warrant issuances
for selling, general and administrative expenses	64,635	82,605
Selling, general and administrative expenses	315,745	147,635

Total Operating Expenses	380,380	230,240

Operating Loss	(380,380)	(129,058)

Other Income (Expenses)
Forgiveness of debt	-	22,547
Interest expense, net	992	-

Total Other Income	992	22,547

Net Loss	$(379,388)	$(106,511)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding, Basic and Diluted	152,111,848	30,515,323

See notes to condensed consolidated financial statements.

PLANETLINK COMMUNICATIONS, INC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
FOR THE SIX MONTH ENDED JUNE 30, 2004

					Deficit
				Accumulated	accumulated	Total
	Common stock			deficit through	during the	Stockholders'
			Additional paid-in	December 31,	development	(deficiency)
	Shares	Amount	capital	2003	stage	equity

Balance - January 1, 2004	117,458,108	$117,458	$9,230,094	$(9,850,520)	-	$(502,968)

Issuance of stock pursuant to exercise
employee stock options:
February 15, 2004 - $.06 - $.07 per share	12,000,000	12,000	755,785			767,785
March 15, 2004 - $.06 - $.08 per share	12,000,000	12,000	810,000			822,000
April 1, 2004 - $.08 per share	6,000,000	6,000	479,804			485,804
June 7, 2004 - $.03 per share	3,000,000	3,000	81,433			84,433

Issuance of common stock for services
January 26, 2003 - $.01 per share	3,500,000	3,500	20,500			24,000
February 17, 2004 - $.01 per share	186,707	186	2,564			2,750

Issuance of common stock to placement
agent for the convertible debentures
June 7, 2004 - $.04 per share	2,000,000	2,000	83,000			85,000

Warrants issued for services $.01 per share			35,000			35,000
Beneficial conversion feature value
of convertible debentures			139,037			139,037
Net loss					(938,151)	(938,151)

Balance - June 30, 2004	156,144,815	$156,144	$11,637,217	$(9,850,520)	$(938,151)	$1,004,690

See notes to condensed consolidated financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(938,151)	$(176,485)
Adjustments to reconcile net loss to
net cash used in operating activities:
Compensatory elements of stock issuances	215,364	82,605
Warrants issued for consulting services	35,000	-
Amortization of deferred financing costs	3,813	-
Amortization of beneficial conversion feature	3,862	-
Depreciation	6,475	10,202
Changes in assets and liabilities
Accounts receivable	-	22,071
Other Assets	(32,070)	6,676
Accounts payable and accrued expenses	(125,411)	(24,978)
Payroll taxes	(274,672)	51,000

NET CASH USED IN OPERATING ACTIVITIES	(1,105,790)	(28,909)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,341)	-
Capitalized software development costs	(288,505)	-

NET CASH USED IN INVESTING ACTIVITIES	(304,846)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - officer	-	2,213
Proceeds from the exercise of employee stock options	1,971,407	45,280
Proceeds from issuance of convertible debentures	325,000	-
Deferred financing costs	(52,250)	-
Repayment of line of credit	(50,000)	-
Principal paid on loan payable - officer	(512,936)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,681,221	47,493

INCREASE IN CASH	270,585	18,584
CASH (OVERDRAFT) - BEGINNING OF PERIOD	195,020	(14,930)

CASH - END OF PERIOD	$465,605	$3,654

See notes to condensed consolidated financial statements

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results of any future interim period or for the entire fiscal year. In the opinion of management, the quarterly information includes all adjustments (consisting only of normal, recurring adjustments) necessary to make the financial statements not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Ann ual Report on Form 10-KSB and Form 10KSB/A for the year ended December 31, 2003

Note 2 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These condensed consolidated financial statements present the results of the PlanetLink Communications, Inc. and its newly formed subsidiary PlanetTRAKS, Inc. (“PlanetTraks”), collectively, the “Company.” All inter-company balances and transactions have been eliminated in consolidation.

NOTE 3 – DESCRIPTION OF BUSINESS

The Company was incorporated in May 1999 under the laws of the State of Georgia for the purpose of providing international telecommunications and wireless services. The Company’s principal source of revenue in 2003 was from providing satellite television services under a dealership agreement with EchoStar Communications.

In late 2003 the Company reentered the development stage when it phased out of the satellite television services business. The Company is currently engaged in developing TransTrak, a proprietary vehicle tracking system that utilizes Global Positioning Systems (GPS) technology. The Company has contracted with a San Antonio, Texas-based Research and Development company to lead in the Research and Development effort of its satellite-enabled products. In April 2004, the Company formed PlanetTRAKS, Inc., for the purpose of introducing TransTrak to the satellite-based mobile asset management market.

As a development stage enterprise, the Company has incurred losses amounting to $938,151 and is subject to the risks and uncertainties associated with being a development stage business. The Company’s statements of operations, stockholders’ (deficiency) equity and cash flows for the six months ended June 30, 2004 represent the cumulative from inception information required by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises”.

NOTE 4 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, for the six months and three months ended June 30, 2004, the Company incurred net losses of $938,151 and $379,388, respectively, In addition the Company used $1,105,790 of cash in its operations for the six months ended June 30, 2004.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has limited capital resources and requires additional funding in order to sustain its operations, accomplish its growth objectives and market its planned products and services. The Company’s continued existence is dependent upon several factors, including the completion of TransTrak, and its ability to raise additional capital. There can be no assurance that the Company will be successful in its efforts to generate operating cash flow through the execution of its business plan or that it will be able to raise the capital it needs to sustain it operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In April, 2004, the Company formed PlanetTRAKS, Inc., a wholly-owned subsidiary. PlanetTrak, Inc. is developing a family of GPS-enabled products and services under the PlanetTRAKS name. TransTRAK is the first of these products and is a turnkey solution for real-time, mobile asset management.

The Company is currently in late-stage negotiations with Estrella Blanca, a large Mexican bus company. In May, PlanetTraks entered into a test agreement with Estrella Blanca, whereby they would test the TransTRAK system for a period of 30 to 60 days. In July, the Company and Estrella Blanca verbally agreed to the terms of a first order for 400 units of the TransTRAK system and also begun processing commercial orders in the USA.

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Software Development Costs

In accordance with SFAS No. 86, the Company capitalizes certain costs associated with the development of its proprietary software at such time that it determines that the technological feasibility of the product is established. Costs incurred to develop software prior to the achievement of technological feasibility are expensed as incurred.

Amortization of software development costs commences when the related products become available for general release to customers at the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future revenues for that product, or (b) the straight line method over the remaining estimated economic life of the product. The Company had no amortization expense for its capitalized software development costs for the six-month period ended June 30, 2004 because the technology was not made available for general release to customers until July, 2004. Management periodically evaluates the recoverability of software development costs and write downs are taken if required.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain Significant Risks and Uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. Cash is held primarily in one financial institution and consists primarily of cash in bank accounts.

Stock-Based Compensation

In October 1995, SFAS No. 123, “Accounting for Stock-Based Compensation” was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to account for its stock based compensation plans in accordance with the provisions of APB 25.

On December 31, 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and disclosure. SFAS 148 amends SFAS No. 123, to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all compan ies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion No. 25.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables illustrates what the Company’s net loss and loss per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123:

	For the	For the
	Six Months	Three Months
	Ended June 30,	Ended June 30,
	2004	2004

Net Ioss, as reported	$(938,151)	$(379,388)
Incremental amount of stock based employee
compensation expense determined under the
fair value method	(81,021)	(30,365)

Net loss, proforma	$(1,019,172)	$(409,753)

Loss per share:

Net loss, as reported	$(0.01)	$0.00

Net loss, proforma	$(0.01)	$0.00

The difference between the fair market value and intrinsic value of stock options issued to employees during the three and six months ended June 30, 2003 were insignificant to the Company’s financial statements

Net Loss per Common Share

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the period ended June 30, 2004 and 2003, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

New Accounting Pronouncements

In January 2003, Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB 51” (“FIN No. 46 R”). The decisions reached included a deferral of the effective date and provisions for addit ional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers’ entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

NOTE 6– DEFERRED FINANCING COSTS

Costs incurred in connection with the Company’s sale of $325,000 of 6% Convertible Debentures (Note 7).

June 30, 2004

Deferred financing costs	$137,250
Less Accumulated amortization	3,813

Deferred financing costs, net	$133,437

Deferred financing costs are being amortized over the term of the Convertible Debentures, which is three years. Amortization of the deferred financing costs for six months ended June 30, 2004 amounted $3,813.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – CONVERTIBLE DEBENTURES

In June, 2004, the Company completed a private placement of $325,000 in principal amount of its three year 6% Convertible Debentures (the “Debentures”). The Debentures are automatically convertible into the Company’s common stock on the third anniversary of the closing date. The holders of the Debentures have the right to convert their debt into shares of the Company’s common stock at 70% of the lowest bid price (as reported by Bloomberg) for the twenty consecutive trading days immediately preceding the date of conversion. A beneficial conversion feature of $139,038 arose in the transaction and is recorded as a reduction in the carrying value of the debt. The value of the beneficial conversion feature will be amortized to interest expense over the term of the Debentures.

The Company recorded $3,862 of accreted interest expense during the six months ended June 30, 2004

The Debentures are redeemable by the Company, in whole or in part, at the Company’s option, at 120% of the then outstanding principal amount of the Debentures. If the redemption occurs more than six (6) months from the date of the individual closings the redemption shall be set at 125%. If the redemption occurs more than one (1) year from the date of individual closings the amount will be set at 131%. The issuers shall give ten (10) days written notice of intent to redeem the Debentures in whole or in part, during which period no conversions shall be permitted. The outstanding principal balance of the Debentures as of June 30, 2004 net of accretion and accrued interest is $191,449.

Accrued interest under the Debentures may be paid in cash or Common Stock. In the event of an uncured default, the investor(s) may accelerate full repayment of the Debentures in the amount of 130% of the Debenture then outstanding plus accrued interest.

In connection with this private placement, the Company issued to the placement agent 2,000,000 shares of common stock valued at $85,000 and incurred $52,250 of other debt issuance costs. Such amounts were recorded as Deferred Financing Costs and are being amortized over the term of the Debentures.

NOTE 8 - LOAN PAYABLE - OFFICER

The Company has a loan payable to an officer of the Company with an outstanding principal balance of $57,540 at June 30, 2004. The note, which bears interest at 10% per annum, is payable on demand. Interest expense on the note amounted to $20,094 for the six months ended June 30, 2004.

NOTE 9 – INCOME TAXES

Due to the Company’s loss position and the recording of a valuation allowance against any deferred tax asset, there was no income tax provision for the three months and six months ended June 30, 2004 and 2003.

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Dispute with Former Chief Executive Officer

The Company has been notified by Kayode Aladesuyi (“Mr. Aladesuyi”), the Company’s former Chief Executive Officer and certain of his family members (collectively, the “Aladesuyi Family”), of Mr. Aladesuyi’s demand for payment of $1,600,000 plus interest for unpaid salaries, bonuses and unpaid loans. In addition, Mr. Aladesuyi and his family have demanded that the Company remove restrictive legends from 6,722,286 shares of stock issued to them.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

·
The Company, through its legal counsel, responded to counsel for the Aladesuyi Family denying that the Company is indebted to them for any amount, and is questioning the propriety and validity of their claims to unrestricted shares and compensation. The Company, raised the defenses of offset and recoupment, and asserts that certain actions and inactions by the Aladesuyis constitute breaches of their fiduciary duties to the Company as officers and directors, and that such breaches caused substantial damage to the Company.

The Company intends to contest vigorously the claims made by the Aladesuyis. It is impossible to evaluate the likelihood of an unfavorable outcome or provide an estimate of the range of potential loss.

Settlement of Default on Line of Credit Obligation

The Company had a line of credit with Citizens Trust Bank. The line of credit accrued interest at 7.5% per annum. At December 31, 2003, the Company was in default under the terms of the line of credit agreement due non-payment of the principal balance. The Company entered into a consent order agreement with Citizens Trust Bank for resolution and settlement of the line of credit for $50,000. The satisfaction of the line of credit obligation was completed during the six months ended June 30, 2004 upon repayment of the principal balance.

Settlement of Payroll Tax Liabilities

As of January 1, 2004, the Company owed the Internal Revenue Service (“IRS”) $274,672 for unpaid payroll taxes for the years 2003 and prior. During the six months ended June 30, 2004 the Company paid all of its back payroll taxes and received an abatement of penalties and interest of $13,448. At December 31, 2003 accrued expenses included $34,362 accrual which represented the Company’s estimate of penalties and interest due to the IRS. The Company reversed the accrual upon the IRS’s abatement of the penalties and interest during the six months ended June 30, 2004.

Office Rental

During the second quarter of 2004 the Company moved its operations to San Antonio, Texas, where it acquired 1001 square feet of office space. The lease is for a period of one year expiring April 30, 2005. The Company has the option to renew its lease at the end of the initial one-year lease period. If the Company renews its lease at the end of the initial one-year period , the landlord can make a base rental adjustment to cover the actual operating costs of the building and premises.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock issued to Directors

During the six months ended June 30, 2004 the Company issued 186,707 shares of common stock valued at $2,750 to Board members in exchange for services they provided as Board members.

In February, 2004 the company issued 3,000,000 shares of common stock for services valued at approximately $80,000 that duplicated an award issued in 2003. The Company reversed such transaction during the second quarter of 2004.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Employee Stock Incentive Plan

In May, 2003 the Company established an employee stock incentive plan (“the 2003 Plan”). In January, 2004 the Company established an additional employee stock incentive Plan (the “2004 Plan”). The Plans are intended to provide employees who make significant contributions to the long-term growth of the Company with equity-based compensation incentives. The 2004 Plan provisions are substantially the same as the 2003 Plan provisions except that the 2003 plan provided for options to be issued to officers. The Company did not grant any options to officers in 2003. In 2004 this provision was removed from the Plan. Stock options granted to employees under the Plans have exercise prices of not less than 85% of the fair market value of the underlying common stock on the date of grant.

The Company applies APB No. 25 and related interpretations in accounting for its plans and options granted under stock option agreements. Accordingly, compensation cost for options issued to employees is recognized for options that are granted with exercise prices that are less than the fair market value of the underlying stock at the date of grant.

During the six months ended June 30, 2004, the Company granted an aggregate of 33,000,000 stock options to employees with exercise prices ranging from 90% to 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $188,614, is included in compensatory element of stock based compensation in the Company’s statement of operations for the six months ended June 30, 2004. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions.

Common Stock and Common Stock Purchase Warrants Issued for Services

The Company entered into a one-year consulting agreement in exchange for compensation consisting of 3,500,000 shares of the Company’s common stock valued at $24,000 and two one-year stock purchase warrants. The first warrant was for the purchase 2,000,000 shares of common stock at an exercise price of $.02 per share and the second warrant was for the purchase 1,000,000 shares of common stock at an exercise price of $.015 per share with the Company. The aggregate fair market value of the warrants, estimated on the date of the grant using the Black-Scholes option pricing model amounted to $35,000. The stock and the warrants were fully vested and nonforfeitable at the time of issuance.

NOTE 12 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that are not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of:

Warrants to purchase common stock	3,000,000
Shares issuable upon conversion of 6% convertible debentures due June 30, 2007	12,380,925

Total as of June 30, 2004	15,380,925

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Forward-Looking Information

Much of the discussion in this Item is “forward looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2003.

Management’s Plan of Operation

We were incorporated in May 1999 for the purpose of providing international telecommunications and wireless services principally in Georgia. Prior to the end of fiscal 2001, we directed our efforts toward satellite television services and products rather than through the sale of telecommunications services. Virtually all of our 2002 and 2003 revenues were generated by providing satellite television services through our dealership agreement with EchoStar Communications.

After several years of retail operation and an evolving business strategy, we have moved away from retail stores to focus on developing satellite-enabled products based on Global Positioning Systems (GPS) technology. In April of 2004, we formed a new subsidiary, PlanetTRAKS, Inc. (“PlanetTRAKS”) to focus on the satellite-based mobile asset management market, and in the same month, TransTRAK, the first in our line of efficiently designed, software-driven tracking systems, was introduced to the market.

We have entered into a contract with San Antonio, Texas-based Karta Technologies Inc. to lead the Research and Development effort for our satellite-enabled products. The vehicle tracking system has been developed to be user friendly, utilizing the unique features of the General Packet Radio Service (GPRS), allowing the vehicle tracking device to be a simple data-reporting unit with all of the functionality of the service being built into the server-side. The design of the system also facilitates our ability to rollout new features and services to vehicle tracking devices that are already in service. The result of this effort has established the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based.

The Company is currently dependent upon raising cash for operations from lenders or outside sources. Over the next twelve months as we begin to see our proprietary software and the devices that it supports, our dependence on alternative financing is expected to decrease. As with any company in a development stage if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on its business, results of operations, liquidity and financial condition.

The Company has limited capital resources and requires additional funding in order to sustain its operations, accomplish its growth objectives and market its planned products and services. The Company’s continued existence is dependent upon several factors, including the completion of TransTrak, and its ability to raise additional capital. There can be no assurance that the Company will be successful in its efforts to generate operating cash flow through the execution of its business plan or that it will be able to raise the capital it needs to sustain it operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Results of Operations

During the six month period ended June 30, 2004, we incurred an operating loss of $926,019. The loss consists of marketing and operating expenses of $162,053 and general and administrative expenses of $763,966. In 2003 the Company was beginning to close retail locations; expenses were being eliminated where possible. In 2004 and 2003, the compensatory cost of the employee stock incentive plan was $188,614 and $82,605, respectively. We gave stock for services in 2004 valued at $61,750 in 2004 and $0 in 2003.

The Company’s net loss for the six months ended June 30, 2004 as compared to 2003 increased by $761,666 to $938,151. The increase in the loss is attributable to the Company’s decision to phase out of the television satellite services business, which was its principal source of revenue in 2003. The Company’s decision to pursue the development of TransTrak resulted in increased operating expenses.

Liquidity and Capital Resources

At June 30, 2004, the Company’s current assets exceeded current liabilities by $408,065. We generated a cash flow deficit from operations of $1,105,790 for the six months ended June 30, 2004. Cash flow deficits from operating activities for the six months ended June 30, 2004 are directly attributable to our not having engaged in any business activities that provide cash flows, and not having any revenues from operations.

Cash from financing activities in the amount of $1,681,221 was generated for the six months ended June 30, 2004. This was mainly from the sale of common stock to employees who exercised stock options during this period. The proceeds were used to fund our operations as well as the repayment of $274,672 of past due payroll taxes, $512,936 of principal on the officer note payable, and $50,000 under a line of credit pursuant to a consent agreement. Management anticipates raising additional capital from outside investors and bank mezzanine lenders. As of June, 2004, the Company completed the placement with private investors through Devine Capital of $325,000 in principal amount of its three years 6% Convertible Debentures. The Debentures will automatically convert into Company common stock on the third anniversary of the closing date.

The Company anticipates that its current financing strategy will meet its anticipated objectives and business operations for the next 12 months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on its business, results of operations, liquidity and financial condition.

The Company has limited capital resources and requires additional funding in order to sustain its operations, accomplish its growth objectives and market its planned products and services. The Company’s continued existence is dependent upon several factors, including the completion of TransTrak, and its ability to raise additional capital. There can be no assurance that the Company will be successful in its efforts to generate operating cash flow through the execution of its business plan or that it will be able to raise the capital it needs to sustain it operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Recent Developments

In April, 2004, we formed PlanetTRAKS, Inc., a wholly-owned subsidiary of PlanetLink. We are developing our family of GPS-enabled products and services under the PlanetTRAKS name. TransTRAK is the first of these products and is our turnkey solution for real-time, mobile asset management. From tracking vehicle speed and location in real-time to controlling vehicle functions through remote access, TransTRAK allows the customer to actively monitor and manage virtually any type of mobile asset. Based on strong interest from prospective customers in Mexico, and in the interest of capturing the highest short-term revenues and long-term contracts, the Company opted to make TransTRAK commercially available for large-scale businesses in Mexico, in advance of its full launch in the U.S. market. The Company is currently in late-stage negotiations with Estrella Blanca, Mexico's largest bus compan y that has a fleet of 10,000 buses and trucks. In May, PlanetTraks entered into a test agreement with Estrella Blanca, whereby they would test the TransTRAK system in their live work environment for a period of 30 to 60 days. In July, the Company and Estrella Blanca verbally agreed to the terms of a first order for 400 units of the TransTRAK system. The Company has also begun processing commercial orders in the USA. The Company’s consumer offering is scheduled to launch in the USA by the end of 2004.

As the result of our decision to no longer offer satellite television services, we will shortly provide the requisite sixty (60) day notification to EchoStar Satellite Corporation of our intent to terminate our Retailer Agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive and financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We have no current legal proceedings against the Company. All former cases have been resolved in a satisfactory manner and their outcome had no material adverse effect on the financial position of the Company.

Kayode Aladesuyi, our former chief executive officer, and various members of the Aladesuyi family have demanded in written correspondence dated February 2004 that Kayode Aladesuyi be paid $1.6 million plus interest, for unpaid salaries, bonuses, and unpaid loans. In addition, the Aladesuyi family has demanded that we remove all restrictive legends from 6,722,286 shares of our common stock issued to and owned by them. We responded to the Aladesuyi family denying that we are indebted to the Aladesuyi family in any amount, questioning the proprietity and validity of their claims to shares and compensation, raising the defenses of offset and recoupment, and asserting that certain actions and inactions by the Aladesuyis constitute breaches of their fiduciary duties to us as officers and directors which caused substantial damages to us.

We intend to contest vigorously the claims made by the Aladesuyis. It is impossible to evaluate the likelihood of an unfavorable outcome or provide an estimate of the range of potential loss.

Item 2.     Changes in Securities.

    None.

Item 3.     Defaults Upon Senior Securities.

    None.

Item 4.     Submission of Matters to a Vote of Security Holders.

    None.

Item 5.     Other Information.

Office Rental:

During the second quarter of 2004 the Company moved its operations to San Antonio, Texas, where it acquired 1001 square feet of office space at 10715 Gulfdale, Suite 285, San Antonio, Texas, 78216. The lease is for a period of one year expiring April 30, 2005. The Company has the option to renew its lease at the end of the initial one-year lease period. If the Company renews its lease at the end of the initial one-year period , the landlord can make a base rental adjustment to cover the actual operating costs of the building and premises.

Company Directors Ownership of Stock:

The following is a listing of company directors stating the number of shares that each owns and what that number of shares represents as a percentage of total shares of outstanding stock.

SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER	NUMBER	PERCENT

M. Dewey Bain	25,299,842	16.2
Harold Jackson	8,405,271	5.4
Melvin Williams	117,857	0.1
Jonathan Rosser	47,842	0.0
Darrell Carver	47,842	0.0

All directors and officers as a group
(five persons)	33,918,654	21.7

Item 6.    Exhibits and Reports on Form 8-K.
(a)   Exhibits.

Exhibit No.	Identification of Exhibit

3.1**	Articles of Incorporation
3.2**	Bylaws
31.1*	Certification of M. Dewey Bain, Chief Executive Officer of Planetlink Communications, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of M. Dewey Bain, Chief Financial Officer of Planetlink Communications, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of M. Dewey Bain, Chief Executive Officer of Planetlink Communications, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of M. Dewey Bain, Chief Financial Officer of Planetlink Communications, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
__________
* Filed herewith.

** Previously filed.

(b)   Reports on Form 8-K.

On June 9, 2004, we filed a Current Report on Form 8-K reporting the dismissal of our certifying accountant.

On June 30, 2004 we filed an Amended Current Report on Form 8-K/A reporting the engagement of a new certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANETLINK COMMUNICATIONS, INC.

Date: August 23, 2004	By:	/s/ M. Dewey Bain

M. Dewey Bain, President and Chief Executive Officer

