Form 10QSB
period 2004-09-30
PLANETLINK COMMUNICATIONS INC
filed 2004-11-15
CIK 1123845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-31763


                         PLANETLINK COMMUNICATIONS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


                           GEORGIA                                                58-2466623
 ------------------------------------------------------------        ----------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)
          1415 BOOKHOUT DRIVE, CUMMING, GEORGIA                                     30041
          --------------------------------------                                   -------
         (Address of principal executive offices)                                 (Zip Code)

                                             (678) 455-7075
                                       -------------------------
                                      (Issuer's telephone number)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2004, the issuer had 179,683,454 shares of its common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes[_] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................3
      Item 2.  Management's Discussion and Analysis or Plan of Operation......17
      Item 3.  Controls and Procedures........................................19
PART II - OTHER INFORMATION...................................................19
      Item  1.  Legal Proceedings.............................................19
      Item  2.  Changes in Securities.........................................20
      Item  3.  Defaults Upon Senior Securities...............................20
      Item  4.  Submission of Matters to a Vote of Security Holders...........20
      Item  5.  Other Information.............................................20
      Item  6.  Exhibits and Reports on Form 8-K..............................21
SIGNATURES....................................................................21
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.......22
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.......23
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.......24
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.......25

ITEM 1.  FINANCIAL STATEMENTS

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS


Current Assets
      Cash                                                         $    153,108

Property and equipment - net of
      accumulated depreciation of $2,736                                 17,686

Other Assets
      Capitalized software development costs                            665,327
      Deferred financing costs, net                                     140,625
      Other                                                              41,416
                                                                   ------------
                    Total Assets                                   $  1,018,162
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Loan payable - officer                                       $     23,694
      Accrued expenses                                                    7,080
                                                                   ------------
           Total Current Liabilities                                     30,774

Long Term Liabilities - Convertible debentures, net                     247,573
                                                                   ------------
          Total Liabilities                                             278,347
                                                                   ------------
Commitments, Contingencies and Other Matters
Stockholders' Equity
      Common stock - $.001 par value;
        800,000,000 shares authorized,
        169,569,815 shares issued and outstanding                       169,569
      Additional paid-in capital                                     12,064,908
      Accumulated deficit through December 31, 2003                  (9,850,520)
      Deficit accumulated during the development stage               (1,644,142)
                                                                   ------------
         Total Stockholders' Equity                                     739,815
                                                                   ------------
      Total Liabilities and Stockholders' Equity                   $  1,018,162
                                                                   ============

           See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                             FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER  30
                                                           ------------------------------
                                                                2004             2003
                                                           -------------    -------------
Revenue                                                    $          --    $     596,500

Cost of Goods Sold                                                    --           97,437
                                                           -------------    -------------
Gross Profit                                                          --          499,063

Operating Expenses
     Compensatory element of stock and warrant issuances
        for selling, general and administrative expenses         316,139          130,942
     Selling, general and administrative expenses              1,283,729          743,169
                                                           -------------    -------------
               Total Operating Expenses                        1,599,868          874,111
                                                           -------------    -------------

               Operating Loss                                 (1,599,868)        (375,048)
                                                           -------------    -------------
Other Income (Expenses)
     Forgiveness of debt                                              --           22,547
     Interest expense, net                                       (44,274)              --
                                                           -------------    -------------
     Total Other (Expense) Income                                (44,274)          22,547
                                                           -------------    -------------

                            Net Loss                       $  (1,644,142)   $    (352,501)
                                                           =============    =============

     Basic and Diluted Net Loss per Common Share           $       (0.01)   $       (0.00)
                                                           =============    =============

     Weighted Average Number of Common Shares
        Outstanding, Basic and Diluted                       148,388,989       85,795,680
                                                           =============    =============

           See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                              FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                           ------------------------------
                                                                2004            2003
                                                           -------------    -------------
Revenue                                                    $          --    $      29,804

Cost of Goods Sold                                                    --            7,159
                                                           -------------    -------------
Gross Profit                                                          --           22,645

Operating Expenses
     Compensatory element of stock and warrant issuances
        for selling, general and administrative expenses          65,775           48,337
     Selling, general and administrative expenses                612,192          150,324
                                                           -------------    -------------
               Total Operating Expenses                          677,967          198,661
                                                           -------------    -------------

               Operating Loss                                   (677,967)        (176,016)
                                                           -------------    -------------
Other Income (Expenses)
     Interest expense, net                                       (28,024)              --
                                                           -------------    -------------
     Total Other Income/(Expense)                                (28,024)              --
                                                           -------------    -------------

                            Net Loss                       $    (705,991)   $    (176,016)
                                                           =============    =============

     Basic and Diluted Net Loss per Common Share           $       (0.00)   $       (0.00)
                                                           =============    =============

     Weighted Average Number of Common Shares
        Outstanding, Basic and Diluted                       163,448,348       54,532,230
                                                           =============    =============


            See notes to condensed consolidated financial statements.


                                            PLANETLINK COMMUNICATIONS, INC AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                                        ACCUMULATED       DEFICIT
                                                                                         DEFICIT        ACCUMULATED      TOTAL
                                                   COMMON STOCK           ADDITIONAL     THROUGH        DURING THE   STOCKHOLDERS'
                                           ---------------------------      PAID-IN    DECEMBER 31,     DEVELOPMENT  (DEFICIENCY)
                                              SHARES          AMOUNT        CAPITAL        2003            STAGE        EQUITY
                                           ------------   ------------   ------------  ------------    ------------  ------------
Balance - January 1, 2004                   117,458,108   $    117,458   $  9,230,094  $ (9,850,520)             --  $   (502,968)

Issuance of stock pursuant to exercise
 employee stock options:
 February 15, 2004 - $.06 - $.07 per share   12,000,000         12,000        755,785                                     767,785
 March 15, 2004 - $.06 - $.08 per share      12,000,000         12,000        810,000                                     822,000
 April 1, 2004 - $.08 per share               6,000,000          6,000        479,804                                     485,804
 June 7, 2004 - $.03 per share                3,000,000          3,000         81,433                                      84,433
 July 15, 2004 - $.03 per share               6,000,000          6,000        181,385                                     187,385
 August 18, 2004 - $03 per share              3,000,000          3,000         87,349                                      90,349
 September 10, 2004 - $03 per share           3,000,000          3,000         75,207                                      78,207

Issuance of common stock for services
 January 26, 2004 - $.01 per share            3,500,000          3,500         20,500                                      24,000
 February 17, 2004 - $.01 per share             186,707            186          2,564                                       2,750
 September 10, 2004 - $.03 per share          1,425,000          1,425         42,750                                      44,175
Warrants issued for services $.01 per share      35,000         35,000

Issuance of common stock to placement
 agent for the convertible debentures
 June 7, 2004 - $.05 per share                2,000,000          2,000         94,000                                      96,000

Beneficial conversion feature value
 of convertible debentures                                                    169,037                                     169,037
Net loss                                                                                                 (1,644,142)   (1,644,142)
                                           ------------   ------------   ------------  ------------    ------------  ------------
Balance - September 30, 2004                169,569,815   $    169,569   $ 12,064,908  $ (9,850,520)   $ (1,644,142) $    739,815
                                           ============   ============   ============  ============    ============  ============

                                      See notes to condensed consolidated financial statements

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   --------------------------
                                                                       2004           2003
                                                                   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                      $ (1,644,142)  $  (352,501)
          Adjustments to reconcile net loss to
              net cash (used in) provided by operating activities:
               Compensatory elements of stock issuances                 281,139       483,373
               Warrants issued for consulting services                   35,000            --
               Impairment charge on software                             75,293            --
               Write down of fixed assets                                28,192            --
               Amortization of deferred financing costs                  16,725            --
               Amortization of beneficial conversion feature             15,211            --
               Amortization of capitalized software                      11,277            --
               Depreciation                                               8,165        26,608
               Income for forgiveness of debt                           (22,547)
          Changes in assets and liabilities
               Accounts receivable                                           --        22,071
               Other assets                                             (41,416)        6,676
               Accounts payable and accrued expenses                   (113,557)      (44,422)
               Payroll taxes                                           (274,672)       24,871
                                                                   ------------   -----------
          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (1,602,785)      144,129
                                                                   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                               (20,438)           --
     Capitalized software development costs                            (461,305)      (62,299)
                                                                   ------------   -----------
          NET CASH USED IN INVESTING ACTIVITIES                        (481,743)      (62,299)
                                                                   ------------   -----------
     Proceeds from officer's loan                                            --         2,213
     Proceeds from the exercise of employee stock options             2,305,748        45,280
     Proceeds from issuance of convertible debentures                   395,000            --
     Deferred financing costs                                           (61,350)           --
     Repayment of line of credit                                        (50,000)           --
     Principal paid on loan payable to officer                         (546,782)           --
     Cash overdraft                                                          --       (14,930)
                                                                   ------------   -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                   2,042,616        32,563
                                                                   ------------   -----------
               (DECREASE) INCREASE IN CASH                              (41,912)      114,393
               CASH  - BEGINNING OF PERIOD                              195,020            --
                                                                   ------------   -----------
               CASH  - END OF PERIOD                               $    153,108   $   114,393
                                                                   ============   ===========


See notes to condensed consolidated financial statements

                 PLANETLINK COMMUNICATIONS, INC. and subsidiary
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results of any future interim period or for the entire fiscal year. In the opinion of management, the quarterly information includes all adjustments (consisting only of normal, recurring adjustments) necessary to make the financial statements not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10KSB/A for the year ended December 31, 2003

Note 2 - Condensed Consolidated Financial Statements

These condensed consolidated financial statements present the results of the PlanetLink Communications, Inc. and its newly formed subsidiary PlanetTRAKS, Inc. ("PlanetTRAKS"), collectively, the "Company." All inter-company balances and transactions have been eliminated in consolidation.


NOTE 3 - Description of Business

The Company was incorporated in May 1999 under the laws of the State of Georgia for the purpose of providing international telecommunications and wireless services. The Company's principal source of revenue in 2003 was from providing satellite television services under a dealership agreement with EchoStar Communications.

In late 2003 the Company reentered the development stage when it phased out of the satellite television services business. The Company is currently engaged in developing TransTRAK, a proprietary vehicle tracking system that utilizes Global Positioning Systems ("GPS") technology. The Company has contracted with a San Antonio, Texas-based research and Development company to lead in the research and development effort of its satellite-enabled products. In April 2004, the Company formed PlanetTRAKS, for the purpose of introducing TransTRAK to the satellite-based mobile asset management market.

As a development stage enterprise, the Company has incurred losses amounting to $1,644,142 and is subject to the risks and uncertainties associated with being a development stage business. The Company's statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 2004 represent the cumulative from inception information required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises".


NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, for the nine months ended September 30, 2004, the Company incurred net losses of $1,644,142. In addition the Company used $1,602,785 of cash in its operations for the nine months ended September 30, 2004.

                 PLANETLINK COMMUNICATIONS, INC. and subsidiary
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company has limited capital resources and requires additional funding to sustain its operations, accomplish its growth objectives and market its planned products and services. The Company's continued existence is dependent upon several factors, including its completion of TransTRAK, its ability to attain a substantial base of subscribers to its web based mobile asset management system and to raise additional capital. There can be no assurance that the Company will be successful in its efforts to generate operating cash flows through the execution of its business plan or that it will be able to raise the capital it needs to sustain its operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is developing a family of GPS-enabled products and services under the PlanetTRAKS name. TransTRAK, the first of these products, is a Web based turnkey solution for real-time, mobile asset management

The Company is currently in late-stage negotiations with Estrella Blanca, a large Mexican bus company. In May, PlanetTRAKS entered into a test agreement with Estrella Blanca, whereby they would test the TransTRAK system. In July, the Company and Estrella Blanca verbally agreed to the terms of a first order for 400 units of the TransTRAK system and also begun processing commercial orders in the USA.


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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the double declining balance method over the estimated economic lives of the assets which range from five to seven years. Depreciation expense for the nine months ended September 30, 2004 and 2003 amounted to $8,165 and $26,608, respectively. o
Software Development Costs

In accordance with SFAS No. 86, the Company capitalizes certain costs associated with the development of its proprietary software at such time that it determines that the technological feasibility of the product is established. Costs incurred to develop software prior to the achievement of technological feasibility are expensed as incurred.

Amortization of software development costs commences when the related products become available for general release to customers at the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future revenues for that product, or (b) the straight line method over the remaining estimated economic life of the product. In July, 2004 the Company's TransTRAK product line was made available to the market. For the nine months ended September 30, 2004 the Company recorded $11,277 of amortization expense on a straight-line basis over a period of five years.

                 PLANETLINK COMMUNICATIONS, INC. and subsidiary
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Long-Lived Assets

The Company evaluates its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of the assets is measured by comparing their carrying amounts to future undiscounted net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment charge to be recognized is measured based upon the excess of the carrying amount of the asset over its fair value.

During the quarter ended September 30, 2004 the Company performed an internal review of its property and equipment and determined that due to obsolesce, the carrying value of certain assets is no longer recoverable. As a result of this review, the Company recorded a $28,192 impairment charge, which is included in general administrative expense in the accompanying statement of operations.
o

In addition, the Company determined that a portion of its capitalized software development costs are not associated with the version of TransTRAK that it released for commercial distribution in July 2004. As a result, the Company recorded a $75,293 charge to operations for software development costs that it no longer believes are recoverable.

Certain Significant Risks and Uncertainties

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. Cash is held primarily in one financial institution and consists primarily of cash in bank accounts.

Stock-Based Compensation

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to account for its stock based compensation plans in accordance with the provisions of APB 25.

On December 31, 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and disclosure. SFAS 148 amends SFAS No. 123, to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion No. 25.

                 PLANETLINK COMMUNICATIONS, INC. and subsidiary
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following tables illustrates what the Company's net loss and loss per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123:


                                              FOR            FOR
                                           THE NINE       THE THREE
                                             MONTHS         MONTHS
                                             ENDED          ENDED
                                           SEPTEMBER      SEPTEMBER
                                            30, 2004      30, 2004
                                          -----------    -----------

Net Ioss, as reported                     $(1,644,142)   $  (705,991)

Compensation charge - intrinsic value         210,214         21,600

Compensation charge - fair value method      (300,000)       (21,600)
                                          -----------    -----------

Net loss, proforma                        $(1,733,928)   $  (705,991)
                                          ===========    ===========

Loss per share:


Net loss, as reported                     $     (0.01)   $      0.00
                                          -----------    -----------
Net loss, proforma
                                          $     (0.01)   $      0.00
                                          ===========    ===========


The difference between the fair market value and intrinsic value of stock options issued to employees during the nine months ended September 30, 2003 were insignificant to the Company's financial statements

Net Loss per Common Share

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the period ended September 30, 2004 and 2003, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

                 PLANETLINK COMMUNICATIONS, INC. and subsidiary
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

New Accounting Pronouncements

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.


NOTE 6- Deferred Financing Costs

Costs incurred in connection with the Company's sale of $395,000 of 6% Convertible Debentures (Note 7).

                                                                    SEPTEMBER
                                                                    30, 2004
                                                                    --------
Deferred financing costs
                                                                    $157,350
     Less Accumulated amortization                                    16,725

                                                                    --------
     Deferred financing costs, net                                  $140,625
                                                                    ========

Deferred financing costs are being amortized over the term of the Convertible Debentures, which is three years. Amortization of the deferred financing costs for nine months ended September 30, 2004 amounted to $16,725 and is included as a component of interest expense.

NOTE 7 - Convertible  Debentures

In June, 2004, the Company completed a private placement of $325,000 in principal amount of its three year 6% Convertible Debentures (the "Debentures"). The Debentures are automatically convertible into the Company's common stock on the third anniversary of the closing date. The holders of the Debentures have the right to convert their notes plus accrued interest into shares of the Company's common stock at 70% of the lowest bid price (as reported by Bloomberg)

                 PLANETLINK COMMUNICATIONS, INC. and subsidiary
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


for the twenty consecutive trading days immediately preceding the date of conversion The Company recorded a $139,038 discount, which represents the intrinsic value of the beneficial conversion feature at the date the Debentures were issued.

In July, 2004 the Company completed the placement of an additional $70,000 of its 6% Convertible Debentures under the same terms as those issued in June, 2004. The Company also recorded a $30,000 discount, which represents the intrinsic value of the beneficial conversion feature at the date the Debentures were issued.

The intrinsic value of the beneficial conversion feature in each of the above Debenture issuances is being amortized over the term of the Debentures, which is three years. The Company recorded $15,211 of accretion during the nine months ended September 30, 2004, which is included as a component of interest expense in the accompanying statement of operations.

The Debentures are redeemable by the Company, in whole or in part, at the Company's option, at 120% of the then outstanding principal amount of the Debentures. If the redemption occurs more than six (6) months from the date of the individual closings the redemption shall be set at 125%. If the redemption occurs more than one (1) year from the date of individual closings the amount will be set at 131%. The issuers shall give ten (10) days written notice of intent to redeem the Debentures in whole or in part, during which period no conversions shall be permitted. The outstanding principal balance of the Debentures as of September 30, 2004 net of their unamortized discount plus accrued interest is $247,573.

Accrued interest under the Debentures may be paid in cash or common stock upon maturity at 70% of the then fair market value. In the event of an uncured default, the investor(s) may accelerate full repayment of the Debentures in the amount of 130% of the then outstanding balance plus accrued interest.

In connection with this private placement, the Company issued to the placement agent 2,000,000 shares of common stock valued at $96,000 and incurred $61,350 of other debt issuance costs. Such amounts are included in Deferred Financing Costs (Note 6).

NOTE 8 - LOAN PAYABLE - OFFICER

The Company has a loan payable to an officer of the Company with an outstanding principal balance of $23,694 at September 30, 2004. The note, which bears interest at 10% per annum, is payable on demand. Interest expense on the note amounted to $21,248 for the nine months ended September 30, 2004.

NOTE 9 - INCOME TAXES

Due to the Company's loss position and the recording of a valuation allowance against any deferred tax asset, there is no income tax provision for the three months and nine months ended September 30, 2004 and 2003.

                 PLANETLINK COMMUNICATIONS, INC. and subsidiary
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 10 - Commitments, contingencies and Other Matters

Dispute with Former Chief Executive Officer

The Company has been notified by Kayode Aladesuyi ("Mr. Aladesuyi"), the Company's former Chief Executive Officer and certain of his family members (collectively, the "Aladesuyi Family"), of Mr. Aladesuyi's demand for payment of $1,600,000 plus interest for unpaid salaries, bonuses and unpaid loans. In addition, Mr. Aladesuyi and his family have demanded that the Company remove restrictive legends from 6,722,286 shares of stock issued to them.

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

The Company has vigorously contested the claims made by the Aladesuyis. On October, 7, 2004 it filed a civil suit against the Aladesuyi family, which was served on October 10, 2004. Since that time, the Aladesuyis have contacted the Company regarding a settlement offer, and negotiations are continuing.

Settlement of Default on Line of Credit Obligation

The Company had a line of credit with Citizens Trust Bank. The line of credit accrued interest at 7.5% per annum. At December 31, 2003, the Company was in default under the terms of the line of credit agreement due non-payment of the principal balance. The Company entered into a consent order agreement with Citizens Trust Bank for resolution and settlement of the line of credit for $50,000 under which the balance was paid in March, 2004

Settlement of Payroll Tax Liabilities

As of January 1, 2004, the Company owed the Internal Revenue Service ("IRS") $274,672 for unpaid payroll taxes for the years 2003 and prior. During the nine months ended September 30, 2004 the Company paid all of its back payroll taxes and received an abatement of penalties and interest of $14,618. At December 31, 2003 accrued expenses included a $34,362 accrual which represented the Company's estimate of penalties and interest due to the IRS. The Company reversed the accrual upon the IRS's abatement of the penalties and interest during the nine months ended September 30, 2004.

Office Rental

During the second quarter of 2004 the Company relocated its headquarters to San Antonio, Texas, where it acquired 1001 square feet of office space. The lease is for a period of one year expiring April 30, 2005 at a rate of $1,152 per month rent. The Company has the option to renew its lease at the end of the initial one-year lease period. If the Company renews its lease at that time, the landlord can make a base rental adjustment to cover the actual operating costs of the building and premises.

                 PLANETLINK COMMUNICATIONS, INC. and subsidiary
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 - STOCKHOLDERS' EQUITY

Common Stock issued to Officers, Directors and Employees

In February, 2004 the Company issued 3,000,000 shares of common stock for services valued at approximately $80,000 that duplicated an award issued in 2003. The Company reversed such transaction during the second quarter of 2004.

During the nine months ended September 30, 2004 the Company issued 186,707 shares of common stock valued at $2,750 to Board members in exchange for their services at Company Board meetings. In September, 2004 the Company also issued 600,000 shares of restricted common stock valued at $18,600 to its chief executive officer for his services in lieu of a bonus.

In September, 2004 the Company issued 825,000 shares of restricted common stock valued at $25,575 to employees as a bonus

Employee Stock Incentive Plan

In May, 2003 the Company established an employee stock incentive plan ("the 2003 Plan"). In January, 2004 the Company established an additional employee stock incentive Plan (the "2004 Plan"). The Plans are intended to provide employees who make significant contributions to the long-term growth of the Company with equity-based compensation incentives. The 2004 Plan provisions are substantially the same as the 2003 Plan provisions except that the 2003 plan provided for options to be issued to officers. The Company did not grant any options to officers in 2003. In 2004 this provision was removed from the Plan. Stock options granted to employees under the Plans have exercise prices of not less than 85% of the fair market value of the underlying common stock on the date of grant.

The Company applies APB No. 25 and related interpretations in accounting for its plans and options granted under stock option agreements. Accordingly, compensation cost for options issued to employees is recognized for options that are granted with exercise prices that are less than the fair market value of the underlying stock at the date of grant.

During the nine months ended September 30, 2004, the Company granted an aggregate of 45,000,000 stock options to employees with exercise prices ranging from 90% to 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $210,214, is included in compensatory element of stock based compensation in the Company's statement of operations for the nine months ended September 30, 2004. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions.

Common Stock and Common Stock Purchase Warrants Issued for Services

In exchange for compensation consisting of 3,500,000 shares of the Company's common stock valued at $24,000 and two one-year stock purchase warrants valued at $35,000, the Company entered into a one-year consulting agreement for services provided during 2004. The first warrant was for the purchase 2,000,000 shares of common stock at an exercise price of $.02 per share and the second warrant was for the purchase 1,000,000 shares of common stock at an exercise price of $.015 per share. The aggregate fair market value of the warrants was estimated using the Black-Scholes option pricing model. The stock and the warrants were fully vested and nonforfeitable at the time of issuance.

                 PLANETLINK COMMUNICATIONS, INC. and subsidiary
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 12 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that are not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of:




Warrants to purchase common stock                     3,000,000
Shares issuable upon conversion of 6%
     convertible debentures due September 30, 2007   19,114,286
                                                     ----------
          Total as of September 30, 2004             22,114,286
                                                     ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

           Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB/A for the fiscal year ended December 31, 2003.

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

           After several years of retail operation and an evolving business strategy, we moved away from retail stores to focus on developing satellite-enabled products based on Global Positioning Systems (GPS) technology. In April, 2004, we formed a new subsidiary, PlanetTRAKS, Inc. ("PlanetTRAKS") to focus on the satellite-based mobile asset management market, and in the same month, TransTRAK, the first GPS based tracking system in the PlanetTRAKS family of products, was introduced to the market.

           San Antonio, Texas-based Karta Technologies Inc. leads the Research and Development effort for our satellite-enabled products. TransTRAK is built around a simple, cost-effective hardware device that is placed in the vehicle, coupled with a robust, proprietary software tracking system that can be customized to the needs of each client. With the assistance of Karta
Technologies, we have established the technical foundation on which an integrated portfolio of mobile asset management products and services may be based.

           In April 2004, based on strong interest from some of the country's leading industrial organizations, we opted to make TransTRAK commercially available for large-scale businesses in Mexico, in advance of its full launch in the U.S. market. In July 2004, shortly after the completion of our first commercial order in Mexico, we began marketing TransTRAK through a distributor relationship to businesses in the Atlanta, Georgia. The Company is continuing to develop sales and marketing channels in other major metropolitan cities across the United States.

RESULTS OF OPERATIONS

           During the nine month period ended September 30, 2004, we incurred an operating loss of $1,644,142. The loss consists of marketing and operating expenses of $317,805 and general and administrative expenses of $982,648. The Company has not engaged in any significant business activity to provide a revenue stream or operating cash flow. In 2003, the Company's revenue and cost of good sold were generated by providing satellite television service through our agreement with EchoStar Communications. The Company was beginning to close retail locations; expenses were being eliminated where possible.

            In 2004 and 2003, the compensatory cost of the employee stock incentive plan was $210,214 and $130,942, respectively. We awarded stock and warrants for services in 2004 valued at $105,925 in 2004 and $0 in 2003. This increase was attributable to restricted stock bonuses awarded of $18,600 and $25,575 to our chief executive officer and key employees and the issuance of common stock and warrants valued at $61,750 for services.

           The Company's net loss for the nine months ended September 30, 2004 as compared to 2003 increased by $1,291,641. The increase in the loss is attributable to the Company's decision to phase out of the television satellite services business, which was its principal source of revenue in 2003, and to invest in 2004 in the infrastructure necessary to support the marketing of the TransTRAK product line. The Company also incurred a $28,192 fixed asset impairment charge and a write off of software development costs of $75,293 which were not deemed to recoverable. The fixed asset impairment charge and the write off of software developments costs were incurred in the quarter ended September 30, 2004 and were recorded in the selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 2004, the Company's current assets exceeded current liabilities by $122,334. We generated a cash flow deficit from operations of $1,602,785 for the nine months ended September 30, 2004. Cash flow deficits from operating activities for the nine months ended September 30, 2004 are directly attributable to our not having engaged in any business activities that provide cash flows, and not having any significant revenues from operations.

           We generated $2,042,616 of cash from financing activities for the nine months ended September 30, 2004, principally from the sale of common stock to employees who exercised stock options and the issuance of convertible debentures. We used the proceeds from the sales of such securities to fund our operations and repay $274,672 of past due payroll taxes, $546,782 of principal due to an officer under a note payable, and $50,000 under a line of credit pursuant to a consent agreement. Management anticipates raising additional capital from outside investors and bank mezzanine lenders; however, there are currently no commitments in place and there are no assurances that we will be successful in our efforts. As of September, 2004, the Company completed the placement with private investors through Devine Capital of $395,000 in principal amount of its three years 6% Convertible Debentures. The Debentures will automatically convert into Company common stock on the third anniversary of the closing date.

           We anticipate that our current financing strategy will enable us to meet our anticipated objectives and business operations for the next few months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

           We have limited capital resources and require additional funding in order to sustain our operations, accomplish our growth objectives and market our planned products and services. The Company's continued existence is dependent upon several factors, including the completion of TransTRAK, the ability to attain a substantial base of subscribers to its web based mobile assets management system and its ability to raise additional capital. Our dependence on alternative financing is expected to decrease over the next nine months as we continue to market our mobile asset management system. There can be no assurance that we will be successful in our efforts to generate operating cash through the execution of our business plan or that we will be able to raise the capital required to sustain our operations. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

RECENT DEVELOPMENTS

           In addition to direct corporate sales, we are marketing TransTRAK through independent distributors like manufacturers representatives and other representatives who market complimentary product offerings to prospective and existing customers. We are actively pursuing additional distributor relationships and this will continue to be a primary focus through this next quarter.

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

           We have vigorously contested the claims made by the Aladesuyis, and on October, 7, 2004 we filed a civil action suit against the Aladesuyi family, which was served on October 10, 2004. Since that time, the Aladesuyis have contacted us regarding a settlement offer, and negotiations are continuing.


ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

OFFICE RENTAL:

           During the second quarter of 2004 the Company moved its operations to San Antonio, Texas, where it acquired 1001 square feet of office space at 10715 Gulfdale, Suite 285, San Antonio, Texas, 78216. The lease is for a period of one year expiring April 30, 2005. The Company has the option to renew its lease at the end of the initial one-year lease period. If the Company renews its lease at the end of the initial one-year period, the landlord can make a base rental adjustment to cover the actual operating costs of the building and premises.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.


EXHIBIT NO.    IDENTIFICATION OF EXHIBIT
----------     -----------------------------------------------------------------
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

                                         PLANETLINK COMMUNICATIONS, INC.

Dated November 12, 2004.

                                         By:  /s/  M. Dewey Bain
                                           ------------------------------------
                                           M. Dewey Bain,
                                           President and Chief Executive Officer