Form 10KSB/A
period 2003-12-31
PLANETLINK COMMUNICATIONS INC
filed 2005-02-28
CIK 1123845

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                 FORM 10-KSB/A
                                Amendment No. 2

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $ 678,955.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2003: $1,733,274.00.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2003: 117,458,108 shares.


     Documents  incorporated  by  reference:  None.

                                                TABLE OF CONTENTS

Item 1.   Business . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2..  Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 3..  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 4..  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 5..  Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . .  17
Item 6..  Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . . . . . .  18
Item 7..  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 8..  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . .  21
Item 8A.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 9..  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
          Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. . .  25
Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . . . . .  25
Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
Index to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

                                     PART I

ITEM 1.     BUSINESS.

     In this Form 10-KSB/A Amended Annual Report, references to "us" refer to PlanetLink Communications, Inc. unless the context indicates otherwise.

     PlanetLink Communications, Inc., a development stage company, was incorporated in May 1999 for the purpose of providing international telecommunications and wireless services principally in Georgia. Prior to the end of fiscal 2001, we determined to direct our efforts at satellite television services and products rather than through the sale of telecommunications services. During 2003, we generated substantially all of our revenues by providing television services through our satellite EchoStar dealer operations and related products and services. The related products and services available from our provider include StarBand, which we believe is the country's first consumer two-way satellite based Internet service.

     On October 1, 1999, we entered into an exclusive agreement with DirecTV, a division of Hughes Electronics, to provide digital satellite television service in the nine southeastern territories of BellSouth. The agreement provided for promotional support from DirecTV as well as co-op dollars to support advertisement campaigns. We launched our DirecTV operations in March 2000, and we believed DirecTV had the potential competitive advantages to be a significant provider of the products and services for our customers. We started expanding our DirecTV sales operation across the Southeastern United States. In March 2000, we conducted test sales in the Nashville, Tennessee area, which indicated a strong demand and the potential effectiveness of our marketing of DirecTV units through independent sales associates. We began recruitment initiatives for sales and marketing associates across the Southeastern United States for our DirecTV satellite service.

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

     As our business strategy evolved, we moved away from store retailing to focus on developing satellite-enabled products based on Global Positioning Systems (GPS) technology.

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

STATUS OF RECENT DEVELOPMENTS AND PUBLIC ANNOUNCEMENTS

     At present, we market our EchoStar products and services. Based upon the market research study from Eagle Research, we identified the technology of the Global Positioning System (GPS) as an emerging consumer category that we could commercially enter. As a result, during fiscal 2003, our business strategy was to focus on new products using GPS and satellite-enabled technology.

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

     As our business strategy evolved, we moved away from store retailing to focus on developing satellite-enabled products based on Global Positioning Systems (GPS) technology.

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

     Our consumer offering will be 100% web-based. A consumer can order TransTRAK on line with monthly credit card billing and full on-line support. The TransTRAK consumer application is also an affordable alternative for commercial customers who have the need to track and monitor small to medium size fleets. The consumer vehicle tracking system provides the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based.

     .We also plan on adding GPS related products under the trade name PlanetTRAKS, which products shall include the following:

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

INDUSTRY OVERVIEW

     The convergence of satellite-based position location technologies with the widespread availability and use of wireless data communications is creating opportunities for a variety of new products and services. The new data communications network that is emerging in the United States offers coverage for the major metropolitan areas and allows for the affordable transmission of large amounts of data. As the wireless communications industry drives the integration of highly sensitive GPS modules with GPRS data communications elements, the ability to inexpensively monitor the locations of vehicles, people and mobile assets will allow for a host of new location-based service offerings to the business and consumer markets.

BUSINESS OBJECTIVE AND STRATEGY

     Business Objective. The primary market for our location-based products and services is comprised of commercial customers who utilize our products to improve their operations, including management of medium to large size fleets, and consumer customers who are interested in tracking and monitoring services for their personal vehicles. Our products and services can be used in a variety of different ways. The opportunities for business customers who use our products and services are abundant since our technology allows us to easily tailor our commercial offering to fit the unique business requirements of each customer. For the consumer customer, an owner of an expensive automobile can be notified on his cell phone if his car is moved from its current location. Or a parent can establish geographic boundaries and speed restrictions for a young driver operating the family car. In either case the vehicle owner can now equip his vehicle and receive notification of its location and status in a variety of ways.

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

     We have established a business strategy that capitalizes on the advantages afforded by the convergence of satellite-based position location technologies with the widespread availability and use of wireless data communications. These advantages include:

     Simplicity in Design - In order to bring our products and services to market as quickly as possible and with the least amount of risk, we have designed the system to be as simple as possible. Utilizing the unique features of the GPRS allows the Mobile Locator Unit to be a simple data-reporting unit with all of the functionality of the service being built into the server-side. This architecture not only enabled us to quickly bring the service to market, but it also facilitates the ability to rollout new features and services to vehicle tracking devices that are already in service.

     State-of-the-art Communications - The GPRS network is emerging as the preferred communications medium for mobile, Internet based applications. It is the data communications technology that the wireless industry will use as the foundation for a variety of new products and services in the years ahead.

     Service Coverage in Major Metropolitan Areas - The GPRS network provides coverage in the major metropolitan areas of the United States. Service area coverage is also expanding at a rapid rate as network providers continue to build their networks.

     High Data-rate Capabilities - GPRS allows for the communication of data at rates up to 115 Kbaud. This will allow us great flexibility and simplicity in Mobile Locator Unit programming.

     Cost Effective Data Communications - GPRS pricing will allow us to transmit large amounts of data from vehicle units on a very cost effective basis. The flexibility to communicate such large amounts of data will allow us to program the Mobile Locator Unit units very simply in the beginning, as well as allow us great flexibility in terms of products and services that may be offered in the future.

     Achieve Significant Operating Efficiencies. We believe we can continue to achieve operating efficiencies resulting in enhanced revenue opportunities, cost savings and improved cash flow through:

- Cross-selling our products and services across broader distribution channels and customer;

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

     Increasing Customer Base. We are pursuing our goal of increasing our customer base and attracting new customers by:

- Providing products and services to our customers at very competitive prices; and

- Offering our customer a wide variety of support services typical of other providers of GPS related products and services.

     Pursue Strategic Acquisition. Consolidation trends in the markets in which we operate may present us with opportunities for strategic acquisitions. We have no acquisitions planned at the present. Our criteria for strategic acquisitions will be to pursue well-run, established telecommunications companies that complement our existing operations, and that are able to achieve an acceptable return on our investment. We will also commit our capital resources as we deem appropriate to increase the efficiency and productivity of our business operations.

     Potential acquisition candidates are evaluated based upon our ability to:

-    Expand our customer base and improving our customer relationships;

- Market new products and services through new or expanded distribution channels;

-    Increase utilization of our existing distribution capacity;

-    Generate  cost  savings;

-    Add to our technology portfolio; and

-    Open new market opportunities.

COMPETITIVE POSITION

     Competition in the Direct Broadcasting Satellite Market. Satellite television faces competition from several sources, such as traditional terrestrial television broadcast and cable companies, traditional satellite receivers, direct broadcast satellites, wireless cable, and other alternative methods of distributing and receiving television transmissions. Further, premium movie services offered by cable and satellite television systems have encountered significant competition from the home VCR and DVD industry. We do not have significant market share in our market in Georgia and the Southeastern United States. Our competitors in each of our existing and future markets may provide bundled packages of communication services such as cable services, including local, long distance and digital subscriber line services that compete directly with the services we now offer or may offer in the future.The resale of satellite television services is highly competitive, and we expect competition to intensify in the future. Direct Broadcast Satellite ("DBS") service is available from DirecTV and EchoStar Communications. We compete with many retail distributors of DirecTV. In November 1999, Congress enacted legislation allowing DBS providers to offer local television stations. We do not expect DBS providers to offer local stations into a majority of our existing local markets for some time, if at all, because of the size of these markets. However, the growth of DBS service has been significant since it was first launched, and we expect that the DBS service providers will continue to be significant competitors for subscription television customers.

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

     Competition in the GPS-Based Services Market. The convergence of satellite-based position location technologies with the widespread availability and use of wireless data communications is creating opportunities for a variety of new products and services. Currently there are a number of products offering vehicle position location and tracking capabilities, but they are limited by the high cost of the individual vehicle Mobile Locator Unit and by the relatively high-cost of transmitting data over these types of low data-rate networks. However, the new data communications network that is emerging in the United States offers coverage for the major metropolitan areas and allows for the affordable transmission of large amounts of data. The competition is quickly emerging, their objective being to present their products to their niche market early on, so they can win market share in what will ultimately be a highly competitive market.

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

     While our financial position has created an obstacle to building infrastructure, establishing name-recognition, and securing market share, we have established the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based. That, coupled with the simplicity of our system design, positions us very well to compete in the satellite-enabled products market for consumers and businesses alike.

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

     TransTrak Products. We are in the process of developing a line of TransTrak products using GPS technology, our proprietary software, a mapping component and the Internet.

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

     TransTrak Customers. The development of the Transtrak customer base will be a major priority of the company in 2004.

EMPLOYEE

     We believe that relations with our employees are excellent. We are not a party to any collective bargaining agreements, nor are we aware of any pending union petitions related to our employees. We will be dependent upon our ability to hire and retain qualified persons for sales and marketing and operational personnel in order to grow the company.

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

FORWARD-LOOKING STATEMENTS

     Statements in this Form 10-KSB/A Amended Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB/A Amended Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" and in other documents which we file with the Securities and Exchange Commission.

     In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect the internet and software industries, market and customer acceptance, competition, future government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB/A Amended Annual Report.

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

WE ARE DEPENDENT UPON OUR MANAGEMENT

     Our  business is dependent upon our senior executive officers, principally,
M. Dewey Bain, our president and Sharon Cooper, our head of operations. We do not have an employment agreement with Mr. Bain and with Ms. Cooper. Our business may be adversely affected if any of our key officers or employees left our employ.

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

     We are dependent upon strategic alliances with outsource providers who provide Service Delivery, Customer Service, and Technical Support services to future subscribers of our location-based products and services. This prevents us from having complete control over our operational costs and impedes our ability to manage these areas of our business.

WE INCURRED LOSSES DURING EACH OF THE PAST THREE YEARS, AND OUR LOSSES ARE CONTINUING

     We sustained a loss of $2,603,465, or $0.6004 per share (basic and diluted) for 2001, $6,021,946, or $0.5924 per share (basic and diluted) for 2002, and $908,963, or $0.0167 per share (basic and diluted) for 2003. We cannot assure you that we will be able to generate profits in the future. Our failure to generate profits could affect our ability to continue our operations.

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

LIMITED OPERATING HISTORY.

     We have a limited operating history from which you can evaluate our business and prospects. Since our incorporation in May 1999 until December 31, 2003, we have incurred operating losses of $10,207,000 and we cannot assure you that we will be profitable in the future. You must evaluate our business prospects in light of the uncertainties encountered by companies in the early stages of development. Some of the uncertainties we face include uncertainties about our ability to:

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

LACK OF PROFITABILITY.

     We may not achieve profitability in the near term, if at all. During the year ended December 31, 2003, we incurred an operating loss of $908,963. Since our inception, we have incurred operating losses and have had negative operating cash flows each fiscal year. We cannot assure you that our revenues will increase to the level necessary to cover our operating expenses. In addition, our financial condition may be materially adversely affected as a result of aggregated liabilities as a result of the issuance of the notes and other debt obligations. We may be dependent upon the willingness of third parties including private investors and vendors to accept our shares or our other debt or equity securities in order to fund our operating expenses.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY.

     During the second quarter of 2003 the Company moved its offices to premises owned and controlled by the Company's President. As of the date of this report the terms for use of the space had not been agreed upon by both parties. In addition during the second quarter, the Company closed its suburban mall store locations. The leases on these facilities were scheduled to expire between March and August of 2003. Total rent expense was $134,806.

ITEM  3.     LEGAL  PROCEEDINGS.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "PLKC." Our stock was not actively traded until August 2002 and the following table sets forth, for the fiscal quarters indicated, the high and low sales prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

          CALENDAR YEAR 2002      HIGH     LOW
          First      Quarter      $   N/A  N/A
          Second     Quarter      $   N/A  N/A
          Third      Quarter      $  3.50  $ 1.25
          Fourth Quarter          $  2.25  $ 0.51

          CALENDAR YEAR 2003      HIGH     LOW
          First      Quarter      $  1.00  $ 0.10
          Second     Quarter      $ 0.120  $0.006
          Third      Quarter      $ 0.074  $0.008
          Fourth Quarter          $ 0.030  $0.010

          CALENDAR YEAR 2004      HIGH     LOW
          First Quarter           $0.1039  $0.014

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

RESULTS OF OPERATIONS

     During the year ended December 31, 2003, we incurred an operating loss of $908,963 and had $451,675 in revenues. The loss featured, sales, marketing, general, administrative and interest expenses. Our interest cost remains high as it continues to be advanced operating funds by its principal stockholders. Interest expense was $121,316 in 2003, interest expense in 2002 was $24,835.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed by our accountants in the audited financial statements included in Item 7 of this Amended annual report on Form 10-KSB/A, our revenue is currently insufficient to cover our costs and expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has adopted SFAS No. 7. Under these rules when the Company becomes a development stage entity effective January 1, 2004 as described above under "Organization," it will be required to present certain cumulative information relating to losses incurred in operations during the development stage and related cash flows, as well as to make appropriate disclosures of other relevant information concerning the development stage in future financial statements issued while it remains in this status.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, the Company capitalizes certain software costs associated with the development of its proprietary software at such time that it determines that technological feasibility of the software is established. At December 31, 2003, these costs represent amounts incurred for the development of a tracking device for a GPS tracking system. Costs incurred to develop software prior to the achievement of technological feasibility are expensed as incurred. Amortization will commence when the related products become available for general release to customers at the greater of the amount computed using the ratio that current gross revenue for the product bears to the total of current and anticipated future revenues for the product, or the straight-line method over the estimated life of the product.

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

ITEM  7.     FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this annual report as indexed in the appendix on page F-1 through F-22.

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

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table furnishes the information concerning our directors and officers.

NAME                    AGE                  POSITION                   DIRECTOR SINCE
----                    ---                  --------                   --------------

M. Dewey Bain            53  President, Director, Treasurer, and Chief  2002
                             Executive Officer

Harold Jackson, M.D.     42  Chairman                                   2001

Melvin Williams, Ph.D.   50  Director                                   2001

Jonathan Rosser          59  Director                                   2001

Darrell Carver           40  Director                                   2001

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

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------
                                            ANNUAL COMPENSATION
                                       ------------------------------
                                                        OTHER ANNUAL
             NAME AND PRINCIPAL        SALARY   BONUS   COMPENSATION
                POSITION         YEAR   ($)      ($)         ($)
---------------------------------------------------------------------
             Harold D. Jackson,  2002      -0-     -0-            -0-
             Chairman            2003   12,000     -0-            -0-

             M. Dewey Bain,      2002      -0-     -0-            -0-
             President           2003   80,106     -0-            -0-
---------------------------------------------------------------------

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

                                                      SHARES BENEFICIALLY OWNED (2)
                                                      -----------------------------
NAME OF BENEFICIAL OWNER (1)                          NUMBER      PERCENT
----------------------------------------------------  ----------  -------
M. Dewey Bain . . . . . . . . . . . . . . . . . . .   25,301,000     21.5
Harold Jackson. . . . . . . . . . . . . . . . . . .    5,371,429     4.57
Melvin Williams . . . . . . . . . . . . . . . . . .      100,000    0.085
Jonathan Rosser . . . . . . . . . . . . . . . . . .       14,000   0.0119
Darrell Carver. . . . . . . . . . . . . . . . . . .        8,000   0.0068
All directors and officers as a group (five persons)  30,794,429    26.22

________________________
*     Less  than  one  percent.
(1) Unless otherwise indicated, the address for each of these stockholders is c/o PlanetLink Communications, Inc., 1415 Bookhout Drive, Cumming, Georgia 30041. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he or she beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this annual report, There were issued and outstanding 117,458,108 shares of our common stock.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's current President has made loans to the Company as described in the footnotes to the financial statements on page F-14, NOTE 2. Also during the second quarter, 2003 the Company moved its offices to premises owned and controlled by the Company's President.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Financial Statements

     None.

     (b)     Exhibits

EXHIBIT
-------
  NO.                                        IDENTIFICATION OF EXHIBIT
  ---                                        -------------------------

3.1 *        By-laws (filed as Exhibit 3(i) to the Company's Registration Statement on Form 10-SB/12g,  filed on
             October 12, 2000 and incorporated herein by reference)
3.2 *        Articles of Incorporation (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-
             SB/12g,  filed on October 12, 2000 and incorporated herein by reference)
4.1 **       Specimen Stock Certificate (filed as Exhibit 3(ii) to the Company's Registration Statement on Form 10-
             SB/12g,  filed on October 12, 2000 and incorporated herein by reference)
10.1 *       Employee Stock Incentive Plan for the Year 2003 (filed as Exhibit 4.1 to our Form S-8, filed on June 10,
             2003 and incorporated herein by reference)
10.2 *       Employee Stock Incentive Plan for the Year 2003 No. 2 (filed as Exhibit 4.1 to our Form S-8, filed on
             July 8, 2003 and incorporated herein by reference)
10.3 *       Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 (filed as Exhibit 4.21 to our Form S-8, filed on July 8, 2003 and incorporated herein by reference)
10.4 *       Service Agreement with CR Capital Services, Inc. (filed as Exhibit 10(i) to the Company's Registration
             Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)
10.5 *       Stock Option Agreement, filed with the predecessor Company's Form 10-KSB for the year ended
             December 31, 2000 and incorporated by reference herewith
10.6 *       Lock-up Agreement (filed as Exhibit 10(ii) to the Company's Registration Statement on Form 10-
             SB/12g, filed on October 12, 2000 and incorporated herein by reference)
31.1 **      Certification of M. Dewey Bain, President and Chief Executive Officer of PlanetLink Communications,
             Inc., pursuant to 18 U.S.C.  Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2 **      Certification of M. Dewey Bain, Chief Financial Officer and Treasurer of PlanetLink Communications,
             Inc., pursuant to 18 U.S.C.  Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1 **      Certification of M. Dewey Bain, President and Chief Executive Officer of PlanetLink Communications,
             Inc., pursuant to 18 U.S.C.  Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2 **      Certification of M. Dewey Bain, Chief Financial Officer and Treasurer of PlanetLink Communications,
             Inc., pursuant to 18 U.S.C.  Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

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

ALL OTHER FEES

     There were no other fees billed by Kahn Boyd Levychin, Certified Public Accountants for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PLANETLINK COMMUNICATIONS, INC.


Date: February 28, 2005
                                        By /s/ M. Dewey Bain
                                          --------------------------------------
                                          M. Dewey Bain,
                                          President, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURE                       TITLE                       DATE
    ---------                       -----                       ----


/s/ M. Dewey Bain    President, Director, Treasurer, and  February 28, 2005
-------------------        Chief Executive Officer
M. DEWEY BAIN

/s/ Harold Jackson
-------------------                Chairman               February 28, 2005
HAROLD JACKSON

/s/ Melvin Williams                Director               February 28, 2005
-------------------
MELVIN WILLIAMS

/s/ Jonathan Rosser                Director               February 28, 2005
-------------------
JONATHAN ROSSER

/s/ Darrell Carver                 Director               February 28, 2005
-------------------
DARRELL CARVER

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

Notes to Financial Statements                                           F-8 to F-15

                         PLANETLINK COMMUNICATIONS, INC.
                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2003 AND 2002

                                    CONTENTS
================================================================================

AUDITORS' REPORT                                                      1-2

FINANCIAL STATEMENTS
  Balance sheets (second restatement)                                  3-4
  Statements of operations (second restatement)                         5
  Statements of changes in stockholders' deficit (second restatement)  6-7
  Statements of cash flows (second restatement)                       8-10

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                           11-13

NOTES TO THE FINANCIAL STATEMENTS                                    14-22

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

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

As discussed in Note 14 to the financial statements, certain errors were made in the application of accounting principles, resulting in the understatement of the previously reported net loss for the year ended December 31, 2002 of $4,754,075. In addition, these errors in the application of accounting principles also resulted in the understatement of both previously reported accumulated deficit and additional paid-in capital for the year ended December 31, 2002 of $7,033,987. These errors were discovered by the management of the Company in its preparation for the issuance of the financial statements for the year ended December 31, 2003. Accordingly the financial statements for the years ended December 31, 2003, 2002 and 2001 have been restated to correct for these errors.

As further discussed in Note 14 to the financial statements, certain errors were made by the Company in classifying a portion of loans it received from its current President during the year ended December 31, 2003 as revenue in the
statement of operations for that year.   Correction for the misclassification of
loans advanced by the officer resulted in the understatement of the previously reported net loss for the year ended December 31, 2003 by $356,481, of which $308,438 is attributed to the previously reported revenue for that year being overstated and operating expenses and interest expense being understated by $22,375 and $26,668, respectively. In addition, these errors also resulted in an understatement of previously reported total liabilities at December 31, 2003 by $356,481 and an understatement of accumulated deficit in the same amount. As such, the officer's loan payable as now reflected at December 31, 2003, based on this second restatement of the financial statements for the year ended December 31, 2003, is $307,438 higher than previously reported, and accounts payable and accrued expenses are $49,043 higher than previously reported. These errors were discovered by the management of the Company in conjunction with reconciling the amount due the officer with him in anticipation of The Company paying off the obligation, and in the Company's preparation for the issuance of the financial statements for the year ended December 31, 2004.


                                                                               1
--------------------------------------------------------------------------------
48 Wall Street, 11th Floor New York, NY 10005                     (212) 843-4100

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
                          INDEPENDENT AUDITORS' REPORT
================================================================================

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


KAHN BOYD LEVYCHIN

Kahn Boyd Levychin,
Certified Public Accountants

May 3, 2004, except for information restated to correct for misclassification of loan advances received by the Company during the year ended December 31, 2003 previously reflected in revenue for that year as to which the date is January 31, 2005 (Note 14) .


                                                                               2
--------------------------------------------------------------------------------
48 Wall Street, 11th Floor New York, NY 10005                     (212) 843-4100

               PLANETLINK COMMUNICATIONS, INC.
             BALANCE SHEETS (SECOND RESTATEMENT)
                 DECEMBER 31, 2003 AND 2002
================================================================

                                     2003             2002
                                 (AS RESTATED,    (AS RESTATED,
                                   NOTE 14)         NOTE 14)
----------------------------------------------------------------
                      ASSETS
CURRENT ASSETS
  Cash                                  195,020  $             -
  Accounts receivable                         -           22,071
----------------------------------------------------------------
    TOTAL CURRENT ASSETS                195,020           22,071
----------------------------------------------------------------
FIXED ASSETS
  Furniture and equipment                91,176           91,176
----------------------------------------------------------------
                                         91,176           91,176
  Less: accumulated depreciation         57,571           26,890
----------------------------------------------------------------
    NET FIXED ASSETS                     33,605           64,286
----------------------------------------------------------------
OTHER ASSETS
  Capitalized software costs            290,592           75,293
  Security deposits                           -            6,676
----------------------------------------------------------------
    TOTAL OTHER ASSETS                  290,592           81,969
----------------------------------------------------------------
    TOTAL ASSETS                $       519,217  $       168,326
================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                            PLANETLINK COMMUNICATIONS, INC.
                          BALANCE SHEETS (SECOND RESTATEMENT)
                               DECEMBER 31, 2003 AND 2002
=======================================================================================
                                                            2003             2002
                                                        (AS RESTATED,    (AS RESTATED,
                                                          NOTE 14)         NOTE 14)
---------------------------------------------------------------------------------------
                  LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Cash overdraft                                       $            -   $       14,930
  Accounts and accrued expenses payable
    (Notes 2, 4, and 14)                                      176,079          276,321
  Payroll taxes payable (Note 4)                              274,672          235,234
  Discontinued line of credit payable (Note 1)                 24,000           49,579
  Officer's loan payable (Note 2 and 14)                      877,914        1,037,796
---------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                               1,352,665        1,613,860
---------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES
  Discontinued line of credit payable (Note 1)                 26,000
---------------------------------------------------------------------------------------
    TOTAL NON-CURRENT LIABILITIES                              26,000
---------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                       1,378,665        1,613,860
---------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT
  Common stock (800,000,000 shares $.001 par value
    authorized, 117,458,108 and 11,427,643 shares issued
    and outstanding respectively)                             117,458           11,428
  Additional paid-in capital                                9,230,094        7,841,075
  Accumulated deficit (Note 14)                           (10,207,000)      (9,298,037)
---------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' DEFICIT                              (859,448)      (1,445,534)
---------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $      519,217   $      168,326
=======================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                               PLANETLINK COMMUNICATIONS, INC.
                        STATEMENTS OF OPERATIONS (SECOND RESTATEMENT)
                                     FOR THE YEAR ENDED
                                 DECEMBER 31, 2003 AND 2002
============================================================================================
                                                                 2003             2002
                                                             (AS RESTATED,    (AS RESTATED,
                                                               NOTE 14)         NOTE 14)
--------------------------------------------------------------------------------------------
REVENUE
  Satellite television service (Note 13 and 14)             $      451,675   $    1,026,256
--------------------------------------------------------------------------------------------
TOTAL REVENUE                                                      451,675        1,026,256
--------------------------------------------------------------------------------------------
COST OF REVENUE
  Satellite television service                                     441,539          669,725
--------------------------------------------------------------------------------------------
TOTAL COST OF REVENUE                                              441,539          669,725
--------------------------------------------------------------------------------------------
GROSS PROFIT                                                        10,136          356,531
Operating expenses, including cost of common stock issued
  for services of $142,890 in 2003 and $763,075 in 2002            797,783        2,340,768
--------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                              (787,647)      (1,984,237)
--------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Miscellaneous income                                                   -              159
  Interest expense (Note 2, 4, and 14)                            (121,316)         (24,993)
  Loan conversion costs (Note 9)                                                 (4,012,875)
--------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                      (121,316)      (4,037,709)
--------------------------------------------------------------------------------------------
NET LOSS (NOTE 14)                                          $     (908,963)  $   (6,021,946)
============================================================================================

Loss per weighted average shares of common stock
    outstanding                                             $       (.0167)  $       (.5924)

Weighted average number of shares of common stock
    Outstanding                                                 54,324,593       10,165,517

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                                PLANETLINK COMMUNICATIONS, INC.
                                    STATEMENTS OF CHANGES IN
                           STOCKHOLDERS' DEFICIT (SECOND RESTATEMENT)
                                       FOR THE YEAR ENDED
                                   DECEMBER 31, 2003 AND 2002
===============================================================================================
                                                    Additional                       Total
                                           Common     paid-in     Accumulated    stockholders'
                                           stock      capital       deficit         deficit
-----------------------------------------------------------------------------------------------
DECEMBER 31, 2003 (AS RESTATED, NOTE 14)

Balance, December 31, 2002                $ 11,428  $ 7,841,075  $ (9,298,037)  $   (1,445,534)
Common stock issued under
  employee stock incentive plan             61,285      935,950                        997,235
Common stock issued to repay
  officer's loans                           25,025      361,975                        387,000
Common stock issued for cash                16,649       28,631                         45,280
Common stock issued for
  services                                   3,071       39,930                         43,001
Officer's loan reclassified
  to additional paid-in capital                          22,533                         22,533
Net loss (Note 14)                                                   (908,963)        (908,963)
-----------------------------------------------------------------------------------------------
Balance, December 31, 2003                $117,458  $ 9,230,094  $(10,207,000)  $     (859,448)
===============================================================================================
December 31, 2002 (as restated, Note 14)

Balance, December 31, 2001                $  9,255  $ 2,953,899  $ (3,276,091)  $     (312,937)

Common stock issued to repay
  loans                                      1,845    4,151,429                      4,153,274
Common stock issued for
  services                                     328      735,747                        736,075
Net loss                                                           (6,021,946)      (2,009,072)
-----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                $ 11,428  $ 7,841,075  $ (9,298,037)  $   (1,445,534)
===============================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                            STATEMENTS OF CHANGES IN
                   STOCKHOLDERS' DEFICIT (SECOND RESTATEMENT)
                               FOR THE YEAR ENDED
                           DECEMBER 31, 2003 AND 2002
====================================================================

COMMON STOCK SHARES ISSUED AND OUTSTANDING

Balance, December 31, 2001                                 9,254,643
Common stock shares issued for services                      327,200
Common stock shares issued to repay loans                  1,845,800
--------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                                11,427,643
Common stock issued under employee stock incentive plan   61,284,637
Common stock issued to repay officer's loans              25,025,000
Common stock shares issued for cash                       16,649,400
Common stock shares issued for services                    3,071,428
--------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                               117,458,108
====================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                        PLANETLINK COMMUNICATIONS, INC.
                STATEMENT OF CASH FLOWS STATEMENTS OF CHANGES IN
                   STOCKHOLDERS' DEFICIT (SECOND RESTATEMENT)
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2003
===========================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss (Note 14)                                                            $ (908,963)
  Adjustments to reconcile net loss to net cash used by operating activities
      Depreciation                                                                  30,681
      Cost of common stock issued for services                                      43,001
      Cost of common stock issued to employees under stock incentive plan           99,889
      Reduction in cost of revenue for write-off of accounts payable that are
        no longer due and payable                                                  (80,158)
      Reduction in operating expenses for write-off of accounts payable
        that are no longer due and payable                                         (22,547)
    Interest expense added to discontinued line of credit payable                      421
  Changes in operating assets and liabilities
    Decrease in accounts receivable                                                 22,071
    Decrease in security deposits                                                    6,676
    Increase in accounts and accrued expenses payable (Note 14)                      2,463
    Increase in payroll taxes payable                                               39,438
-------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                             (767,028)
-------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capitalized software costs incurred                                             (215,299)
-------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                             (215,299)
-------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash proceeds from sale of common stock                                           45,280
  Cash proceeds from common stock issued under employee stock
    incentive plan                                                                 897,346
  Proceeds from officer's loan (Note 2 and Note 14)                                309,651
  Repayments of officer's loan                                                     (60,000)
  Decrease in cash overdraft                                                       (14,930)
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        1,177,347
-------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH AND CASH EQUIVALENTS                                     195,020
Cash and cash equivalents, beginning of year                                             -
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $  195,020
===========================================================================================

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                         PLANETLINK COMMUNICATIONS, INC.
                STATEMENT OF CASH FLOWS STATEMENTS OF CHANGES IN
                   STOCKHOLDERS' DEFICIT (SECOND RESTATEMENT)
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2003
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

                         PLANETLINK COMMUNICATIONS, INC.
                 STATEMENT OF CASH FLOWS STATEMENTS OF CHANGES IN
                    STOCKHOLDERS' DEFICIT (SECOND RESTATEMENT)
                                FOR THE YEAR ENDED
                                DECEMBER 31, 2002
=================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $(6,021,946)
  Adjustments to reconcile net loss to net cash used by operating activities
      Depreciation                                                        19,142
      Cost of common stock issued for services                           736,075
      Loan conversion costs                                            4,012,875
    Changes in operating assets and liabilities
      Increase in accounts receivable                                    (10,650)
      Increase in security deposits                                       (6,102)
      Increase in accounts and accrued expenses payable                   52,510
      Increase in payroll taxes payable                                  142,868
---------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                 (1,075,228)
---------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of office equipment                                        (42,276)
    Capitalized software costs incurred                                  (75,293)
---------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                   (117,569)
---------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Officer's loans subsequently contributed as additional paid-in
    capital (Note 10)                                                    140,400
    Increase in officers' loan payable                                 1,037,796
    Cash overdraft                                                        14,601
---------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,192,797
---------------------------------------------------------------------------------
DECREASE IN CASH AND CASH AND CASH EQUIVALENTS                                 -
Cash and cash equivalents, beginning of year                                   -
---------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $         -
=================================================================================

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                                                 $         -
    Income taxes                                                               -

See auditors' report, the summary of significant accounting policies, and the accompanying notes to the financial statements.

                        PLANETLINK COMMUNICATIONS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

Organization

Planetlink Communications, Inc. ("the Company") is in the business of reselling internet, and direct television services. Late during the last quarter of 2003 the Company phased out of the satellite television business, and reentered the development stage at the beginning of 2004.

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

Capitalized software costs

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, the Company capitalizes certain software costs associated with the development of its proprietary software at such time that it determines that technological feasibility of the software is established. At December 31, 2003, these costs represent amounts incurred for the development of a tracking device for a GPS tracking system. Costs incurred to develop software prior to the achievement of technological feasibility are expensed as incurred. Amortization will commence when the related products become available for general release to customers at the greater of the amount computed using the ratio that current gross revenue for the product bears to the total of current and anticipated future revenues for the product, or the straight-line method over the estimated life of the product.

Applicability of SFAS No. 7, Development Stage Enterprises

As a result of the Company becoming a development stage entity effective January 1, 2004 as described above under "Organization," effective January 1, 2004 it will be required to present certain cumulative information relating to losses incurred in operations during the development stage and related cash flows, as well as to make appropriate disclosures of other relevant information concerning the development stage in future financial statements issued while it remains in this status.

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

Income taxes (continued)

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

NOTE 2 - OFFICERS' LOAN PAYABLE (AS RESTATED, NOTE 14)

Officers' loans payable is as follows:
                                                             2003       2002
-------------------------------------------------------------------------------
Demand note dated December 31, 2002 due to the
  Company's President that accrues interest at 10% per
    annum, starting January 1, 2003.  The note is due on
      demand.                                              $570,476  $  990,264
Other advances from Company's President.                          -      25,000
Demand note due to the Company's former CEO that
  was non-interest bearing.                                       -      22,532
Demand note dated December 31, 2003 due to the
  Company's President that accrues interest at 10% per
    annum, starting January 1, 2003.  The note is due on
      demand. (Note 14)                                     307,438
-------------------------------------------------------------------------------
                                                           $877,914  $1,037,796
===============================================================================

Interest expense incurred on officer's loans was $104,114 in 2003 and $0 in 2002. As of December 31, 2003 accounts and accrued expenses payable include $104,114 of interest expense due to officer for both the December 31, 2002 and December 31, 2003 notes.

NOTE 3 - INCOME TAXES (AS RESTATED, NOTE 14)

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                             2003        2002
----------------------------------------------------------------
Net operating loss to be carried forward  $2,551,750  $2,324,509
Less: valuation allowance                  2,551,750   2,324,509
----------------------------------------------------------------
NET DEFERRED TAX ASSET                    $        -  $        -
================================================================

See auditors' report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 3 - INCOME TAXES (AS RESTATED, NOTE 14) (CONTINUED)

The Company incurred no Georgia state income tax expense for the years ended December 31, 2003 and 2002, and utilized no tax carryforward losses.

The Company has net operating loss carryovers of $10,207,000 to offset future income tax. The net operating losses expire as follows:

December 31,2019                                                       $ 112,829
            2020                                                         559,797
            2021                                                       2,603,465
            2022                                                       6,021,946
            2023                                                         908,963

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

NOTE 8 - EMPLOYEE STOCK INCENTIVE PLAN (CONTINUED)

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

                            PLANETLINK COMMUNICATIONS, INC.
                           NOTES TO THE FINANCIAL STATEMENTS
=====================================================================================

NOTE 9- EQUITY TRANSACTIONS (CONTINUED)

Below is a summary of common stock issued during the year ended December 31, 2003:
                                                                             Loans
                                                                             Amount
                                                                          contributed
                Recipient                    Additional      charged to    to pay for
Shares issued   of shares  Common stock   paid-in capital     expense        stock
--------------------------------------------------------------------------------------
                Employee
                   stock
                incentive
    61,284,637  plan       $      61,285  $        935,951  $ 99,889 (C)  $
                President
                  of the
    25,025,000  Company           25,025           361,975                     387,000
     3,071,428  President
                  of the
                 Company           3,071            39,930    43,001 (A)
16,649,400 (D)  Other             16,649            28,631
   106,030,465             $     106,030  $      1,366,486  $    142,890  $    387,000
======================================================================================

Below is a summary of common stock issued during the year ended December 31, 2002:

                                                                               Loans
                                                                Amount      contributed
               Recipient                     Additional       charged to     to pay for
Shares issued  of shares   Common stock   paid-in capital      expense         stock
----------------------------------------------------------------------------------------
               Member
               of the
    1,800,000  Board       $       1,800  $      4,048,200  $3,948,400 (B)  $    101,600
----------------------------------------------------------------------------------------
    1,800,000                      1,800         4,048,200   3,948,400           101,600
----------------------------------------------------------------------------------------
               Former
               CEO of the
      266,000  Company               266           598,234     598,500
       61,200  Other                  62           137,513     137,575
----------------------------------------------------------------------------------------
      327,200                        328           735,747     736,075 (A)
----------------------------------------------------------------------------------------
       45,800  Other                  45           103,229      64,475 (B)        38,800
----------------------------------------------------------------------------------------
    2,173,000              $       2,173  $      4,887,176  $4,748,950      $    140,400
========================================================================================


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

NOTE 10 - GOING CONCERN (AS RESTATED, NOTE 14)

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company has incurred net losses of $908,963 (see Note 14) and $6,021,946 respectively for the years ended December 31, 2003 and 2002, and as of December 31, 2003 had incurred cumulative losses since inception of $10,207,000 (see Note
14).

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

NOTE 13 - SEGMENT INFORMATION (AS RESTATED, NOTE 14)

The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:

                                                 2003             2002
--------------------------------------------------------------------------
REVENUE
  Satellite television service               $   451,675      $  1,026,256

NOTE 14 - RESTATEMENT OF PRIOR AND CURRENT YEAR'S FINANCIAL STATEMENTS (AS RESTATED)

Restatement of Current Year's Financial Statements

In conjunction with reconciling the amount due to the current President of the Company, as an officer for loans advanced by him to the Company, in anticipation of the Company paying off the obligation to him, as well as the Company's preparation for the issuance of the financial statements for the year ended December 31, 2004, management discovered that loans received from him during 2003 were erroneously classified as revenue for that year. There was a total of $307, 438 of such advances misclassified to revenue during the first and second quarter of the year ended December 31, 2003. The Company also failed to accrue interest due the President on the above advances in the amount of $26,668 and did not recognize unreimbursed expenses paid directly by the President to its vendors in the amount of $22,375.

These errors resulted in an understatement of the Company's previously reported net loss for the year ended December 31, 2003 of $356,481, of which $308,438 is attributed to the previously reported revenue for that year being overstated and operating expenses and interest expense being understated by $22,375 and $26,668, respectively. In addition, these errors also resulted in an understatement of previously reported total liabilities at December 31, 2003 by $356,481 and an understatement of accumulated deficit in the same amount. As such, the officer's loan payable as now reflected, based on this second restatement of the financial statements for the year ended December 31, 2003, is $307,438 higher than previously reported, and accounts payable and accrued expenses are $49,043 higher than previously reported.


See auditors' report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 14 - RESTATEMENT OF PRIOR AND CURRENT YEAR'S FINANCIAL STATEMENTS (AS RESTATED) (CONTINUED)

Restatement of Prior Year's Financial Statements

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