Form 10QSB/A
period 2004-03-31
PLANETLINK COMMUNICATIONS INC
filed 2005-03-11
CIK 1123845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  2
    Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . .  2
    Item 2.  Management's Discussion and Analysis or Plan of Operation. . . .  2
    Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . .  3
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .  3
    Item  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  3
    Item  2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . .  4
    Item  3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  4
    Item  4.  Submission of Matters to a Vote of Security Holders . . . . . .  4
    Item  5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .  4
    Item  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  4
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . .  6
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . .  7
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . .  8
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . .  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on page F-1 through F-17.

                         PLANETLINK COMMUNICATIONS, INC.
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                          REVIEWED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003

                        CONTENTS

==============================================================

ACCOUNTANTS' REVIEW REPORT                          1
FINANCIAL STATEMENTS
  Balance sheets                                   2-3
  Statements of operations                          4
  Statements of changes in stockholders' equity    5-6
  Statements of cash flows                         7-9

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES        10-12

NOTES TO THE FINANCIAL STATEMENTS                 13-19

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                           ACCOUNTANTS' REVIEW REPORT
================================================================================

To the Board of Directors
Planetlink Communications, Inc.
Atlanta, Georgia

We have reviewed the accompanying balance sheets of Planetlink Communications, Inc. (a development stage company commencing January 1, 2004) as of March 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Planetlink Communications, Inc. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the
U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

As discussed in Note 13 to the financial statements, certain errors were made by the Company in classifying a portion of loans it received from its current President during the year ended December 31, 2003 as revenue in the statement of
operations for that year.   In addition the Company did not accrue interest on
the above referenced loans and did not recognize unreimbursed expenses paid directly by the President to its vendors. Correction for the above referenced items resulted in the understatement of the previously reported net loss for the three months ended March 31, 2003 by $317,535, of which $291,739 is attributed to the previously reported revenue for that period being overstated and operating expenses and interest expense being understated by $22,127 and $3,669, respectively. In addition, these errors also resulted in an understatement of previously reported total liabilities at March 31, 2003 by $317,535 and an understatement of accumulated deficit in the same amount. As such, the officer's loan payable as now reflected at March 31, 2004 and 2003, based on this second restatement of the financial statements for the year ended December 31, 2003, is $307,438 and $291,739 higher respectively than previously reported, and accounts payable and accrued expenses are $56,687 and $25,796 higher respectively than previously reported. These errors were discovered by the management of the Company in conjunction with reconciling the amount due the officer with him in anticipation of the Company paying off the obligation, and in the Company's preparation for the issuance of the financial statements for the year ended December 31, 2004.

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

KAHN BOYD LEVYCHIN

Kahn Boyd Levychin,
Certified Public Accountants
May 11, 2004, except for information restated to correct for misclassification of loan advances received by the Company during the year ended December 31, 2003 previously reflected in revenue for that year as to which the date is January 31, 2005 (Note 13) .

                 PLANETLINK COMMUNICATIONS, INC.
    (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                         BALANCE SHEETS
                     MARCH 31, 2004 AND 2003
================================================================
                                     2004             2003
                                 (AS RESTATED,    (AS RESTATED,
                                   NOTE 13)         NOTE 13)
----------------------------------------------------------------
                       ASSETS
CURRENT ASSETS
  Cash                          $       689,623  $             -
  Accounts receivable                         -            4,522
----------------------------------------------------------------
    TOTAL CURRENT ASSETS                689,623            4,522
----------------------------------------------------------------
FIXED ASSETS
  Furniture and equipment                91,176           91,176
----------------------------------------------------------------
                                         91,176           91,176
  Less: accumulated depreciation         60,304           31,991
----------------------------------------------------------------
    NET FIXED ASSETS                     30,872           59,185
----------------------------------------------------------------
OTHER ASSETS
  Capitalized software costs            443,592           75,293
  Security deposits                           -            6,676
----------------------------------------------------------------
    TOTAL OTHER ASSETS                  443,592           81,969
----------------------------------------------------------------
    TOTAL ASSETS                $     1,164,087  $       145,676
================================================================

See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                              PLANETLINK COMMUNICATIONS, INC.
                  (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                                       BALANCE SHEETS
                                  MARCH 31, 2004 AND 2003
===========================================================================================

                                                                2004             2003
                                                            (AS RESTATED,    (AS RESTATED,
                                                              NOTE 13)         NOTE 13)
-------------------------------------------------------------------------------------------
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash overdraft                                           $            -   $       26,025
  Accounts and accrued expenses payable                           147,257          296,806
  Payroll taxes payable                                            18,998          276,674
  Discontinued line of credit payable (Note 1)                                      49,579
  Officer's loan payable (Note 2)                                 726,914        1,329,535
-------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                     893,169        1,978,619
-------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                             893,169        1,978,619
-------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock (800,000,000 shares $.001 par value
    authorized, 148,144,815 and 11,427,643 shares issued
    and outstanding respectively)                                 148,144           11,428
  Additional paid-in capital                                   10,896,180        7,841,075
  Accumulated deficit                                         (10,773,406)      (9,685,446)
-------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                    270,918       (1,832,943)
-------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    1,164,087   $      145,676
===========================================================================================

See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                          PLANETLINK COMMUNICATIONS, INC.
              (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                              STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED
                              MARCH 31, 2004 AND 2003
===================================================================================
                                                        2004             2003
                                                    (AS RESTATED,    (AS RESTATED,
                                                      NOTE 13)         NOTE 13)
-----------------------------------------------------------------------------------
REVENUE
  Satellite television service                     $                $      162,731
-----------------------------------------------------------------------------------
TOTAL REVENUE                                                              162,731
-----------------------------------------------------------------------------------
COST OF REVENUE
  Satellite television service                                              79,134
-----------------------------------------------------------------------------------
TOTAL COST OF REVENUE                                                       79,134
-----------------------------------------------------------------------------------
GROSS PROFIT                                                                83,597
Operating expenses                                        566,406          471,006
-----------------------------------------------------------------------------------
NET LOSS                                           $     (566,406)  $     (387,409)
===================================================================================


Loss per weighted average shares of common stock
    outstanding                                    $       (.0043)  $       (.0419)

Weighted average number of shares of common stock
    outstanding                                       132,500,859        9,254,643


See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                                PLANETLINK COMMUNICATIONS, INC.
                    (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE THREE MONTHS ENDED
                                    MARCH 31, 2004 AND 2003
===============================================================================================
                                                    Additional                      Total
                                         Common       paid-in     Accumulated    stockholders'
                                          stock       capital       deficit         equity
-----------------------------------------------------------------------------------------------
MARCH 31, 2004 (AS RESTATED, NOTE 13)

Balance, December 31, 2003             $   117,458  $ 9,230,094  $(10,207,000)  $     (859,448)
Common stock issued under
  employee stock incentive plan             24,000    1,565,785                      1,589,785
Common stock issued for
  services                                   6,686      100,301                        106,987
Net loss                                                             (566,406)        (566,406)
-----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004                $   148,144  $10,896,180  $(10,773,406)  $      270,918
===============================================================================================

MARCH 31, 2003 (AS RESTATED, NOTE 13)

Balance, December 31, 2002             $    11,428  $ 7,841,075  $ (9,298,037)  $   (1,445,534)
Net loss                                                             (387,409)        (387,409)
-----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003                $    11,428  $ 7,841,075  $ (9,685,446)  $   (1,832,943)
===============================================================================================

See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                     PLANETLINK COMMUNICATIONS, INC.
        (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE THREE MONTHS ENDED
                         MARCH 31, 2004 AND 2003
====================================================================

COMMON STOCK SHARES ISSUED AND OUTSTANDING

Balance, December 31, 2002                                11,427,643
--------------------------------------------------------------------
BALANCE, MARCH 31, 2003                                   11,427,643
Common stock issued under employee stock incentive plan   85,284,637
Common stock issued to repay officer's loans              25,025,000
Common stock shares issued for cash                       16,649,400
Common stock shares issued for services                    9,758,135
--------------------------------------------------------------------
BALANCE, MARCH 31, 2004                                  148,144,815
====================================================================

See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                        PLANETLINK COMMUNICATIONS, INC.
                (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                         STATEMENTS OF CASH FLOWS (AS RESTATED)
                               FOR THE THREE MONTHS ENDED
                                     MARCH 31, 2004
=======================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss (Note 13)                                                        $ (566,406)
  Adjustments to reconcile net loss to net cash used by operating activities
      Depreciation                                                               2,733
      Cost of common stock issued for services                                 106,987
      Cost of common stock issued to employees under stock incentive plan      158,978
    Changes in operating assets and liabilities
      Decrease in accounts and accrued expenses payable                        (28,822)
      Decrease in payroll taxes payable                                       (255,674)
---------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                         (582,204)
---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capitalized software costs incurred                                       (153,000)
---------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                         (153,000)
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Cash proceeds from common stock issued under employee stock
      incentive plan                                                         1,430,807
    Repayments of officer's loan                                              (151,000)
    Repayment of line of credit                                                (50,000)
---------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,229,807
---------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH AND CASH EQUIVALENTS                                 494,603
Cash and cash equivalents, beginning of year                                   195,020
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  689,623
=======================================================================================

See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

             PLANETLINK COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
         STATEMENTS OF CASH FLOWS (AS RESTATED)
               FOR THE THREE MONTHS ENDED
                     MARCH 31, 2004
==========================================================


SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                                $5,638
    Income taxes                                         -


See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                      STATEMENT OF CASH FLOWS (AS RESTATED)
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2003
==============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss (Note 13)                                                $(387,409)
  Adjustments to reconcile net loss to net cash used by operating activities
      Depreciation                                                      5,101
    Changes in operating assets and liabilities
      Decrease in accounts receivable                                  17,549
      Increase in accounts and accrued expenses payable                20,485
      Increase in payroll taxes payable                                41,440
------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                (302,834)
------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Cash overdraft                                                     11,095
    Proceeds from officer's loan payable                              291,739
------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             302,834
------------------------------------------------------------------------------
DECREASE IN CASH AND CASH AND CASH EQUIVALENTS                              -
Cash and cash equivalents, beginning of year                                -
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $       -
==============================================================================

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for:
      Interest expense                                              $       -
      Income taxes                                                          -


See accountants' review report, notes to the financial statements, and the summary of significant accounting policies.

                        PLANETLINK COMMUNICATIONS, INC.
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================
Organization

Planetlink Communications, Inc. ("the Company") is in the business of selling satellite-enabled products based on Global Positioning Systems (GPS) technology.

The Company was incorporated in the State of Georgia in May of 1999 for the purpose of providing international telecommunications and wireless services principally in Georgia. Prior to the end of fiscal 2001, the Company's efforts were directed toward satellite television services and products rather than through the sale of telecommunications services. After several years of retail operation and an evolving business strategy, at the beginning of 2004 the Company moved away from store retailing and reentered the development stage to focus on developing satellite-enabled products based on Global Positioning Systems (GPS) technology.

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

During 2003, revenue from satellite television service came from two sources: activation fees and sales revenue. Revenue from activation fees were recognized on the date that the customer's account had been activated. Activation fees are non refundable. Sales revenue was recognized after installation of the satellite, and was recorded weekly. Revenue from local and long distance telephone service were recognized after the customer signed up, and was billed and recognized monthly.

Because of the current review by the Georgia Public Service Commission of the rules and regulations regarding Competitive Local Exchange Carriers (CLEC) in the telecommunications market, the Company was opting not to offer local and long distance telephone services until the regulatory environment made it more profitable to compete.

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

                         PLANETLINK COMMUNICATIONS, INC.
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

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

Development Stage Enterprises

As a result of the Company becoming a development stage entity effective January 1, 2004 as described above under "Organization," effective January 1, 2004 in accordance with SFAS No. 7, it will be required to present certain cumulative information relating to losses incurred in operations during the development stage and related cash flows, as well as to make appropriate disclosures of other relevant information concerning the development stage in future financial statements issued while it remains in this status.

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

                         PLANETLINK COMMUNICATIONS, INC.
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================


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

                         PLANETLINK COMMUNICATIONS, INC.
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================
NOTE 1 - DISCONTINUED LINE OF CREDIT PAYABLE

The Company had line of credit with Citizens Trust Bank. The line of credit accrued interest at 7.5% per annum. The Company defaulted on the line of credit because of non-payment. The Company entered into a consent order with Citizens Trust Bank for resolution and settlement that provided for the company to make 25 monthly payments in the amount of $2,000 each for a total of $50,000. The Company completed the payments in the first quarter of 2004.

NOTE 2 - OFFICERS' LOAN PAYABLE (RESTATED NOTE 13)

Officers' loans payable is as follows:

                                                             2004        2003
--------------------------------------------------------------------------------
Demand note dated December 31, 2002 due to the
  Company's President that accrues interest at 10% per
    annum, starting January 1, 2003.  The note is due on
      demand.                                              $ 419,476   $ 990,264
Other advances from Company's President.                          -       25,000
Demand note due to the Company's former CEO that
  was non-interest bearing.                                       -       22,532
Demand note dated December 31, 2003 due to the
  Company's President that accrues interest at 10% per
    annum, starting January 1, 2003.  The note is due on
      demand.                                                307,438     291,739
--------------------------------------------------------------------------------
                                                           $ 726,914  $1,329,535
================================================================================

Interest expense incurred on officers' loans was $20,769 in 2004 and $27,791 in 2003.

NOTE 3 - INCOME TAXES (RESTATED NOTE 13)

Temporary differences between the recognition of certain expense items for income tax purposes and financial reporting purposes are as follows:

                                                             2004        2003
--------------------------------------------------------------------------------
Net operating loss to be carried forward                $ 2,693,352  $ 2,341,978
Less: valuation allowance                                 2,693,352    2,341,978
--------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                                  $         -  $         -
================================================================================

The Company incurred no Georgia state income tax expense for the three months ended March 31, 2004 and 2003, and utilized no tax carryforward losses.


See accountants' review report and the summary of significant accounting
policies.                                                                     13

                         PLANETLINK COMMUNICATIONS, INC.
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================


NOTE 3 - INCOME TAXES (CONTINUED) (RESTATED NOTE 13)

The Company has net operating loss carryovers of $10,773,406 to offset future income tax. The net operating losses expire as follows:

December 31,  2019                                           $  112,829
              2020                                              559,797
              2021                                            2,603,465
              2022                                            6,021,946
              2023                                              908,963
              2024                                              566,406

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

NOTE 6 - LITIGATION

Aladesuyi Family

Kayode Aladesuyi, the former CEO of the Company, and various members of the Aladesuyi family have demanded in written correspondence dated February 2004 that Kayode Aladesuyi be paid $1.6 million plus interest, for unpaid salaries, bonuses, and unpaid loans, and that the Company remove all restrictive legends from 6,722,286 shares


See accountants' review report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================
NOTE 6 - LITIGATION (CONTINUED)

Aladesuyi Family (continued)

of stock in the Company allegedly issued to and owned by the Aladesuyi family. Upon removal of all restrictive legends from such stock, said shares should be freely tradable in the public markets.

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

NOTE 7- EMPLOYEE STOCK INCENTIVE PLAN (RESTATED)

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

                         PLANETLINK COMMUNICATIONS, INC.
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================
NOTE 7- EMPLOYEE STOCK INCENTIVE PLAN (CONTINUED) (RESTATED)

Employees who received common stock upon the exercise of stock options were immediately sold their shares in cashless exercise transactions. Such stock options contained exercises prices ranging from 90% to 95% of the fair market value of the underlying common stock.

For the three months ended March 31, 2004 and 2003 the Company issued an aggregate of 24,000,000 and 0 stock options to its employees and recorded $158,978 and $0 respectively of employee compensation expense for stock issued under the Plan. The difference between the intrinsic value and the fair market value was not material.

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

NOTE 9 - GOING CONCERN (RESTATED NOTE 13)

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company has incurred net losses of $566,406 and $387,409 respectively for the three months ended March 31, 2004 and 2003, and as of March 31, 2004 had incurred cumulative losses since inception of $10,773,406.

The Company's existence in the current and prior periods has been dependent upon operational revenues, advances from related parties and other individuals, and the sale of


See accountants' review report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 9 - GOING CONCERN (CONTINUED) (RESTATED NOTE 13)

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

NOTE 10 - SUSPENSION OF LOCAL AND LONG DISTANCE TELEPHONE SERVICES

Because of the current review by the Georgia Public Service Commission of the rules and regulations regarding Competitive Local Exchange Carriers (CLEC) in the telecommunications market, during 2003 the Company opted not to offer local and long distance telephone services until the regulatory environment made it more profitable to compete. The Company was still licensed and capable of offering telephone service in the 9 Southeastern states.

NOTE 11 - CONCENTRATIONS OF CREDIT RISK

100% of the Company's revenues were derived from the sale of satellite television service through Dish Network for 2003.

NOTE 12 - SEGMENT INFORMATION (RESTATED NOTE 13)

The Company does not measure its operating results, assets, or liabilities by segment. However, the following limited segment information is available:

                                2004     2003
-----------------------------------------------
REVENUE
  Satellite television service  $   _  $162,731


See accountants' review report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

NOTE 13 - RESTATEMENT

In conjunction with reconciling the amount due to the current President of the Company, as an officer for loans advanced by him to the Company, in anticipation of the Company paying off the obligation to him, as well as the Company's preparation for the issuance of the financial statements for the year ended December 31, 2004, management discovered that loans received from him during 2003 were erroneously classified as revenue for that year. There was a total of $307, 438 of such advances misclassified to revenue during the first and second quarters of the year ended December 31, 2003, of which $291,739 occurred in the first quarter of 2003 and $15,699 occurred in the second quarter of 2003.

The Company also failed to accrue interest due the President on the above advances in the amount of $26,668 for the year ended December 31, 2003, which included interest of $3,669 for the three months ended March 31, 2003, and interest of $7,644 for the three months ended March 31, 2004. In addition the Company did not recognize unreimbursed expenses paid directly by the President to its vendors in the amount of $22,375 for the year ended December 31, 2003, which included unreimbursed expenses of $22,127 for the three months ended March 31, 2003, and $248 during the second quarter of 2003.

These errors resulted in an understatement of the Company's previously reported net loss for the year ended December 31, 2003 of $356,481, of which $308,438 is attributed to the previously reported revenue for that year being overstated and operating expenses and interest expense being understated by $22,375 and $26,668, respectively. $317,535 of the $356,481 understatement of the Company's previously reported net loss for 2003 occurred during the three months ended March 31, 2003, of which $291,739 is attributed to the previously reported revenue for that quarter being overstated and operating expenses and interest expense being understated by $22,127 and $3,669, respectively. For the three months ended March 31, 2004, there was an understatement of the previously reported net loss of $7,644 which is attributable to interest expense being understated.

In addition, these errors also resulted in an understatement of previously reported total liabilities at December 31, 2003 by $356,481 and an understatement of accumulated deficit in the same amount, of which $317,535 occurred during the three months ended March 31, 2003. As such, the officer's loan payable as now reflected, based on this second restatement of the financial statements for the year ended December 31, 2003, is $307,438 higher than previously reported, and accounts payable and accrued expenses are $56,687 higher than previously reported.


See accountants' review report and the summary of significant accounting policies.

                         PLANETLINK COMMUNICATIONS, INC.
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================
NOTE 13 - RESTATEMENT (CONTINUED)

For the three months ended March 31, 2003, the officer's loan payable as now reflected is $291,739 higher than previously reported, and accounts payable and accrued expenses are $25,796 higher than previously reported. For the three months ended March 31, 2004, the officer's loan payable as now reflected is $307,438 higher than previously reported, and accounts payable and accrued expenses are $56,687 higher than previously reported.

NOTE 14 - PHASE OUT OF SATELLITE TELEVISION SERVICE

In the first quarter of 2004 the Company phased out its satellite television service business and has shifted its focus towards the development and marketing of a tracking device for a GPS tracking system.


See accountants' review report and the summary of significant accounting policies.

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

RESULTS OF OPERATIONS

     During the quarter ended March 31, 2004, we incurred an operating loss of $566,406 and no revenues. The loss featured, sales, marketing, general, administrative and interest expenses. Our interest cost remains high as we continue to be advanced operating funds by our principal stockholders.

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

         None.

ITEM 5.     OTHER INFORMATION.

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT
-----------             -------------------------
  3.1**      Articles of Incorporation.
  3.2**      Bylaws.
  31.1*      Certification of M. Dewey Bain, Chief Executive Officer of Planetlink Communications, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
  31.2*      Certification of M. Dewey Bain, Chief Financial Officer of Planetlink Communications, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
  32.1*      Certification of M. Dewey Bain, Chief Executive Officer of Planetlink Communications, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
              2002.
  32.2*      Certification of M. Dewey Bain, Chief Financial Officer of Planetlink Communications, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002

__________
*    Filed herewith.
**   Previously filed.

(b)     Reports on Form 8-K.

        None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PLANETLINK COMMUNICATIONS, INC.

Dated May 14, 2004.

                                         By  /s/  M. Dewey Bain
                                           -----------------------------------
                                           M. Dewey Bain,
                                           President and Chief Executive Officer