Form 10QSB/A
period 2004-06-30
PLANETLINK COMMUNICATIONS INC
filed 2005-03-11
CIK 1123845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                               Amendment Number 1

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

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   3
  Item 2.  Management's Discussion and Analysis or Plan of Operation. .  17
  Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . .  19
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  19
  Item  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  19
  Item  2.  Changes in Securities . . . . . . . . . . . . . . . . . . .  20
  Item  3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  20
  Item  4.  Submission of Matters to a Vote of Security Holders . . . .  20
  Item  5.  Other Information . . . . . . . . . . . . . . . . . . . . .  20
  Item  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  21
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  22
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  23
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  24
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  25

ITEM 1.  FINANCIAL STATEMENTS

           PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
      (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                CONDENSED CONSOLIDATED BALANCE SHEET
                         AS OF JUNE 30, 2004
                             (UNAUDITED)
                            (AS RESTATED)

                               ASSETS
                               ------

Current Assets - Cash                                $    465,605

Property and equipment - net of
  accumulated depreciation of $64,047                      43,470

Other Assets

  Capitalized software development costs                  579,097
  Deferred financing costs, net                           133,437
  Other                                                    32,070
                                                     -------------
      Total Assets                                   $  1,253,679
                                                     =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities - Loan payable
  Accrued expenses                                   $     22,375
  Loan payable - officer                                  406,890
                                                     -------------
  Total Current Liabilities                               429,265

Long Term Liabilities - Convertible debentures, net       191,449
                                                     -------------
    Total Liabilities                                     620,714
                                                     -------------
Commitments, Contingencies and Other Matters

Stockholders' Equity
  Common stock - $.001 par value;
    800,000,000 shares authorized,
    156,144,815 shares issued and outstanding             156,144
  Additional paid-in Capital                           11,637,217
  Accumulated deficit through December 31, 2003       (10,207,000)
  Deficit accumulated during the development stage       (953,396)
                                                     -------------
    Total Stockholders' Equity                            632,965
                                                     -------------
  Total Liabilities and Stockholders' Equity         $  1,253,679
                                                     =============

See notes to condensed consolidated financial statements.

                    PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
               (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                                    (AS RESTATED)


                                                           For the Six Months Ended
                                                                   June 30
                                                        -----------------------------
                                                            2004            2003
                                                        -------------  --------------
Revenue                                                 $          -   $     259,258

Cost of Goods Sold                                                 -          90,278
                                                        -------------  --------------
Gross Profit                                                       -         168,980

Operating Expenses
  Compensatory element of stock and warrant issuances
    for selling, general and administrative expenses         250,364          82,605
  Selling, general and administrative expenses               675,655         592,845
                                                        -------------  --------------
      Total Operating Expenses                               926,019         675,450
                                                        -------------  --------------

      Operating Loss                                        (926,019)       (506,470)
                                                        -------------  --------------
Other Income (Expenses)
  Forgiveness of debt                                              -          22,547
  Interest expense, net                                      (27,377)              -
                                                        -------------  --------------
  Total Other (Expense) Income                               (27,377)         22,547
                                                        -------------  --------------

        Net Loss                                        $   (953,396)  $    (483,923)
                                                        =============  ==============

  Basic and Diluted Net Loss per Common Share           $      (0.01)  $       (0.02)
                                                        =============  ==============

  Weighted Average Number of Common Shares
    Outstanding, Basic and Diluted                       140,859,310      23,268,779
                                                        =============  ==============

See notes to condensed consolidated financial statements.

                     PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                                     (AS RESTATED)


                                                           For the Three Months Ended
                                                                    June 30
                                                        -------------------------------
                                                             2004             2003
                                                        ---------------  --------------
Revenue                                                 $            -   $      96,527

Cost of Goods Sold                                                   -          11,044
                                                        ---------------  --------------
Gross Profit                                                         -          85,483

Operating Expenses
  Compensatory element of stock and warrant issuances
    for selling, general and administrative expenses            64,635          82,605
  Selling, general and administrative expenses                 315,745         147,635
                                                        ---------------  --------------
      Total Operating Expenses                                 380,380         230,240
                                                        ---------------  --------------

      Operating Loss                                          (380,380)       (144,757)
                                                        ---------------  --------------
Other Income (Expenses)
  Forgiveness of debt                                                -          22,547
  Interest expense, net                                         (6,673)              -
                                                        ---------------  --------------
  Total Other Income                                            (6,673)         22,547
                                                        ---------------  --------------

        Net Loss                                        $     (387,053)  $    (122,210)
                                                        ===============  ==============

  Basic and Diluted Net Loss per Common Share           $        (0.00)  $       (0.00)
                                                        ===============  ==============

  Weighted Average Number of Common Shares
    Outstanding, Basic and Diluted                         152,111,848      30,515,323
                                                        ===============  ==============

     See notes to condensed consolidated financial statements.

                                          PLANETLINK COMMUNICATIONS, INC AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)
                                                          (AS RESTATED)
                                              FOR THE SIX MONTH ENDED JUNE 30, 2004


                                                                                    Accumulated       Deficit
                                                   Common stock                       deficit       accumulated        Total
                                               ---------------------  Additional      through       during the     stockholders'
                                                                        paid-in     December 31,    development    (deficiency)
                                                 Shares      Amount     capital         2003           stage          equity
                                               -----------  --------  -----------  --------------  -------------  ---------------
Balance - January 1, 2004                      117,458,108  $117,458  $ 9,230,094  $ (10,207,000)             -   $     (859,448)

Issuance of stock pursuant to exercise
  employee stock options:
    February 15, 2004 - $.06 - $.07 per share   12,000,000    12,000      755,785                                        767,785
    March 15, 2004 - $.06 - $.08 per share      12,000,000    12,000      810,000                                        822,000
    April 1, 2004 - $.08 per share               6,000,000     6,000      479,804                                        485,804
    June 7, 2004 - $.03 per share                3,000,000     3,000       81,433                                         84,433


Issuance of common stock for services
  January 26, 2003 - $.01 per share              3,500,000     3,500       20,500                                         24,000
  February 17, 2004 - $.01 per share               186,707       186        2,564                                          2,750


Issuance of common stock to placement
  agent for the convertible debentures
  June 7, 2004 - $.04 per share                  2,000,000     2,000       83,000                                         85,000

Warrants issued for services $.01 per share                                35,000                                         35,000
Beneficial conversion feature value
  of convertible debentures                                               139,037                                        139,037
Net loss                                                                                               (953,396)        (953,396)
                                               -----------  --------  -----------  --------------  -------------  ---------------
Balance - June 30, 2004                        156,144,815  $156,144  $11,637,217  $ (10,207,000)  $   (953,396)  $      632,965
                                               ===========  ========  ===========  ==============  =============  ===============

See notes to condensed consolidated financial statements.

                    PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
               (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                     (AS RESTATED)


                                                            For the Six Months Ended
                                                                   June 30,
                                                             2004            2003
                                                        ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                              $     (953,396)  $   (483,923)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Compensatory elements of stock issuances               215,364         82,605
        Warrants issued for consulting services                 35,000              -
        Amortization of deferred financing costs                 3,813              -
        Amortization of beneficial conversion feature            3,862              -
        Depreciation                                             6,475         10,202
    Changes in assets and liabilities
        Accounts receivable                                          -         22,071
        Other Assets                                           (32,070)         6,676
        Accounts payable and accrued expenses                 (110,166)       (24,978)
        Payroll taxes                                         (274,672)        51,000
                                                        ---------------  -------------
        NET CASH USED IN OPERATING ACTIVITIES               (1,105,790)      (336,347)
                                                        ---------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                         (16,341)             -
  Capitalized software development costs                      (288,505)             -
                                                        ---------------  -------------
        NET CASH USED IN INVESTING ACTIVITIES                 (304,846)             -
                                                        ---------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan payable - officer                               -        309,651
  Proceeds from the exercise of employee stock options       1,971,407         45,280
  Proceeds from issuance of convertible debentures             325,000              -
  Deferred financing costs                                     (52,250)             -
  Repayment of line of credit                                  (50,000)             -
  Principal paid on loan payable - officer                    (512,936)             -
                                                        ---------------  -------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES            1,681,221        354,931
                                                        ---------------  -------------
        INCREASE IN CASH                                       270,585         18,584
        CASH  (OVERDRAFT) - BEGINNING OF PERIOD                195,020        (14,930)
                                                        ---------------  -------------
        CASH  - END OF PERIOD                           $      465,605   $      3,654
                                                        ===============  =============

See notes to condensed consolidated financial statements

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (AS RESTATED)

NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results of any future interim period or for the entire fiscal year. In the opinion of management, the quarterly information includes all adjustments (consisting only of normal, recurring adjustments) necessary to make the financial statements not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB and Form 10KSB/A for the year ended December 31, 2003

Note 2 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a development stage enterprise, the Company has incurred losses amounting to $953,396 and is subject to the risks and uncertainties associated with being a development stage business. The Company's statements of operations, stockholders' (deficiency) equity and cash flows for the six months ended June 30, 2004 represent the cumulative from inception information required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises".

NOTE  4  -  GOING  CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, for the six months and three months ended June 30, 2004, the Company incurred net losses of $953,396 and $387,053, respectively, In addition the Company used $1,105,790 of cash in its operations for the six months ended June 30, 2004.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (AS RESTATED)

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

In April, 2004, the Company formed PlanetTRAKS, Inc., a wholly-owned subsidiary. PlanetTrak, Inc. is developing a family of GPS-enabled products and services under the PlanetTRAKS name. TransTRAK is the first of these products and is a turnkey solution for real-time, mobile asset management

The Company is currently in late-stage negotiations with Estrella Blanca, a large Mexican bus company. In May, PlanetTraks entered into a test agreement with Estrella Blanca, whereby they would test the TransTRAK system for a period of 30 to 60 days. In July, the Company and Estrella Blanca verbally agreed to the terms of a first order for 400 units of the TransTRAK system and also begun processing commercial orders in the USA.


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use  of  Estimates
------------------

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

Software  Development  Costs
----------------------------

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (AS RESTATED)


Certain  Significant  Risks  and  Uncertainties
-----------------------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. Cash is held primarily in one financial institution and consists primarily of cash in bank accounts.


Stock-Based Compensation
------------------------

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

The following tables illustrates MSOffice Fix Extra space what the Company's net loss and loss per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123:

                      PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)
                                      (AS RESTATED)


                                              For the Six Months    For the Three Months
                                                Ended June 30,         Ended June 30,
                                                     2004                   2004
                                             --------------------  ----------------------
Net Ioss, as reported                        $          (953,396)  $            (387,053)

Incremental amount of stock based employee
  compensation expense determined under the
  fair value method                                      (81,021)                (30,365)
                                             --------------------  ----------------------

Net loss, proforma                           $        (1,034,417)  $            (417,418)
                                             ====================  ======================

Loss per share:


Net loss, as reported                        $             (0.01)  $                0.00
                                             --------------------  ----------------------

Net loss, proforma
                                             $             (0.01)  $                0.00
                                             ====================  ======================


The difference between the fair market value and intrinsic value of stock options issued to employees during the three and six months ended June 30, 2003 were insignificant to the Company's financial statements

Net Loss per Common Share
-------------------------

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (AS RESTATED)


New Accounting Pronouncements
-----------------------------

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


NOTE 6- DEFERRED FINANCING COSTS

Costs incurred in connection with the Company's sale of $325,000 of 6% Convertible Debentures (Note 7).

                               June 30, 2004
                               -------------

Deferred financing costs       $     137,250
Less Accumulated amortization          3,813
                               -------------
Deferred financing costs, net  $     133,437
                               =============


Deferred financing costs are being amortized over the term of the Convertible Debentures, which is three years. Amortization of the deferred financing costs for six months ended June 30, 2004 amounted $3,813.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (AS RESTATED)

NOTE  7  -  CONVERTIBLE  DEBENTURES

In June, 2004, the Company completed a private placement of $325,000 in principal amount of its three year 6% Convertible Debentures (the "Debentures"). The Debentures are automatically convertible into the Company's common stock on the third anniversary of the closing date. The holders of the Debentures have the right to convert their debt into shares of the Company's common stock at 70% of the lowest bid price (as reported by Bloomberg) for the twenty consecutive trading days immediately preceding the date of conversion. A beneficial conversion feature of $139,038 arose in the transaction and is recorded as a reduction in the carrying value of the debt. The value of the beneficial conversion feature will be amortized to interest expense over the term of the Debentures.

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

NOTE 8 - LOAN PAYABLE - OFFICER

The Company has a loan payable dated December 31, 2002 to an officer of the Company with an outstanding principal balance of $57,540 at June 30, 2004. The note, which bears interest at 10% per annum, is payable on demand. Interest expense on this note amounted to $20,094 for the six months ended June 30, 2004. Also the Company owes the Company's current president for a promissory note dated December 31, 2003 in the amount of $307,438 which bears interest at 10% per annum and is payable on demand. Interest expense recorded on this note for the six months ended June 30, 2004 was $15,245; total interest on both notes as of June 30, 2004 was $35,339.

NOTE 9 - INCOME TAXES

Due to the Company's loss position and the recording of a valuation allowance against any deferred tax asset, there was no income tax provision for the three months and six months ended June 30, 2004 and 2003.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (AS RESTATED)

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Dispute with Former Chief Executive Officer
-------------------------------------------

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


Settlement of Default on Line of Credit Obligation
--------------------------------------------------

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

Settlement of Payroll Tax Liabilities
-------------------------------------

As of January 1, 2004, the Company owed the Internal Revenue Service ("IRS") $274,672 for unpaid payroll taxes for the years 2003 and prior. During the six months ended June 30, 2004 the Company paid all of its back payroll taxes and received an abatement of penalties and interest of $13,448. At December 31, 2003 accrued expenses included $34,362 accrual which represented the Company's estimate of penalties and interest due to the IRS. The Company reversed the accrual upon the IRS's abatement of the penalties and interest during the six months ended June 30, 2004.

Office Rental
-------------

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (AS RESTATED)

NOTE  11  -  STOCKHOLDERS'  EQUITY

Common Stock issued to Directors
--------------------------------

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


Employee  Stock  Incentive  Plan
--------------------------------

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

During the six months ended June 30, 2004, the Company granted an aggregate of 33,000,000 stock options to employees with exercise prices ranging from 90% to 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $188,614, is included in compensatory element of stock based compensation in the Company's statement of operations for the six months ended June 30, 2004. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions.

Common Stock and Common Stock Purchase Warrants Issued for Services
-------------------------------------------------------------------

The Company entered into a one-year consulting agreement in exchange for compensation consisting of 3,500,000 shares of the Company's common stock valued at $24,000 and two one-year stock purchase warrants. The first warrant was for the purchase 2,000,000 shares of common stock at an exercise price of $.02 per share and the second warrant was for the purchase 1,000,000 shares of common stock at an exercise price of $.015 per share with the Company. The aggregate fair market value of the warrants, estimated on the date of the grant using the Black-Scholes option pricing model amounted to $35,000. The stock and the warrants were fully vested and nonforfeitable at the time of issuance.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (AS RESTATED)

NOTE  12  -  EARNINGS  PER  SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that are not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of:

Warrants to purchase common stock              3,000,000
Shares issuable upon conversion of 6%
  convertible debentures due June 30, 2007    12,380,925
                                              ----------
    Total as of June 30, 2004                 15,380,925
                                              ==========


NOTE  13  -  RESTATEMENT

During the year ended December 31, 2003 the Company became aware that an error was made in the first and second quarters, 2003 involving the recognition of revenue. In the first and second quarters, 2003 advances to the Company by its current president in the amount of $307,438 were erroneously recorded as revenue. These errors have been corrected in the restated financial statements as of December 31, 2003 and 10KSB for 2003. As of December 31, 2003 the Company also failed to accrue unreimbursed expenses paid directly by the Company's current president to its vendors in the amount of $22,375. As of December 31, 2003 the Company recorded interest due on the promissory note dated December 31, 2003 in the amount of $26,668. These errors resulted in an understatement of its net loss and Accumulated Deficit as of December 31, 2003 in the amount of $356,481 .

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

RESULTS OF OPERATIONS

     During the six month period ended June 30, 2004, we incurred an operating loss of $953,396. The loss consists of marketing and operating expenses of
$162,053 and general and administrative expenses of $763,966.   In 2003 the
Company was beginning to close retail locations; expenses were being eliminated where possible. In 2004 and 2003, the compensatory cost of the employee stock incentive plan was $188,614 and $82,605, respectively. We gave stock for services in 2004 valued at $61,750 in 2004 and $0 in 2003.

     The Company's net loss for the six months ended June 30, 2004 as compared to 2003 increased by $469,473 to $953,396. The increase in the loss is attributable to the Company's decision to phase out of the television satellite services business, which was its principal source of revenue in 2003. The Company's decision to pursue the development of TransTrak resulted in increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, the Company's current assets exceeded current liabilities by $36,340. We generated a cash flow deficit from operations of $1,105,790 for the six months ended June 30, 2004. Cash flow deficits from operating activities for the six months ended June 30, 2004 are directly attributable to our not having engaged in any business activities that provide cash flows, and not having any revenues from operations.

     Cash from financing activities in the amount of $1,681,221 was generated for the six months ended June 30, 2004. This was mainly from the sale of common stock to employees who exercised stock options during this period. The proceeds were used to fund our operations as well as the repayment of $274,672 of past due payroll taxes, $512,936 of principal on the officer note payable dated December 31, 2002, and $50,000 under a line of credit pursuant to a consent agreement. Management anticipates raising additional capital from outside investors and bank mezzanine lenders. As of June, 2004, the Company completed the placement with private investors through Devine Capital of $325,000 in principal amount of its three years 6% Convertible Debentures. The Debentures will automatically convert into Company common stock on the third anniversary of the closing date.

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

RECENT DEVELOPMENTS

     In April, 2004, we formed PlanetTRAKS, Inc., a wholly-owned subsidiary of PlanetLink. We are developing our family of GPS-enabled products and services under the PlanetTRAKS name. TransTRAK is the first of these products and is our turnkey solution for real-time, mobile asset management. From tracking vehicle speed and location in real-time to controlling vehicle functions through remote access, TransTRAK allows the customer to actively monitor and manage virtually any type of mobile asset. Based on strong interest from prospective customers in Mexico, and in the interest of capturing the highest short-term revenues and long-term contracts, the Company opted to make TransTRAK commercially available for large-scale businesses in Mexico, in advance of its full launch in the U.S.
market.   The Company is currently in late-stage negotiations with Estrella
Blanca, Mexico's largest bus company that has a fleet of 10,000 buses and trucks. In May, PlanetTraks entered into a test agreement with Estrella Blanca, whereby they would test the TransTRAK system in their live work environment for a period of 30 to 60 days. In July, the Company and Estrella Blanca verbally agreed to the terms of a first order for 400 units of the TransTRAK system. The Company has also begun processing commercial orders in the USA. The Company's consumer offering is scheduled to launch in the USA by the end of 2004.

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

         SHARES BENEFICIALLY OWNED

NAME OF BENEFICIAL OWNER                  NUMBER    PERCENT
--------------------------------------  ----------  -------

M. Dewey Bain. . . . . . . . . . . . .  25,299,842     16.2
Harold Jackson . . . . . . . . . . . .   8,405,271      5.4
Melvin Williams. . . . . . . . . . . .     117,857      0.1
Jonathan Rosser. . . . . . . . . . . .      47,842      0.0
Darrell Carver . . . . . . . . . . . .      47,842      0.0

All directors and officers as a group
  (five persons) . . . . . . . . . . .  33,918,654     21.7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

EXHIBIT NO.                       IDENTIFICATION OF EXHIBIT
-----------                       -------------------------

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

                                         PLANETLINK COMMUNICATIONS, INC.

Dated ____________, 2004.

                                         By  /s/  M. Dewey Bain
                                           -------------------------------
                                           M. Dewey Bain,
                                           President and Chief Executive Officer