Form 10QSB/A
period 2004-09-30
PLANETLINK COMMUNICATIONS INC
filed 2005-03-11
CIK 1123845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                Amendment No. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 000-31763

                         PLANETLINK COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

              GEORGIA                                       58-2466623
  (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

  1415 BOOKHOUT DRIVE, CUMMING, GEORGIA                       30041
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

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . .    3
Item 2.  Management's Discussion and Analysis or Plan of Operation. . . . .   17
Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .   19
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .   19
Item  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   19
Item  2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . .   20
Item  3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .   20
Item  4.  Submission of Matters to a Vote of Security Holders . . . . . . .   20
Item  5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .   20
Item  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .   21
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . .   22
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . .   23
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . .   24
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . .   25

ITEM 1.  FINANCIAL STATEMENTS

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)
                                  (AS RESTATED)

                                     ASSETS

Current Assets
    Cash                                              $    153,108

Property and equipment - net of
    accumulated depreciation of $2,736                      17,686

Other Assets
    Capitalized software development costs                 665,327
    Deferred financing costs, net                          140,625
    Other                                                   41,416
                                                      -------------
      Total Assets                                    $  1,018,162
                                                      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
    Loan payable - officer                            $    380,794
    Accrued expenses                                        29,454
                                                      -------------
      Total Current Liabilities                            410,248

Long Term Liabilities - Convertible debentures, net        247,573
                                                      -------------
      Total Liabilities                                    657,821
                                                      -------------
Commitments, Contingencies and Other Matters
Stockholders' Equity
    Common stock - $.001 par value;
     800,000,000 shares authorized,
     169,569,815 shares issued and outstanding             169,569
    Additional paid-in capital                          12,064,908
    Accumulated deficit through December 31, 2003      (10,207,000)
    Deficit accumulated during the development stage    (1,667,136)
                                                      -------------
      Total Stockholders' Equity                           360,341
                                                      -------------
    Total Liabilities and Stockholders' Equity        $  1,018,162
                                                      =============


     See notes to condensed consolidated financial statements.



                   PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                                   (AS RESTATED)

                                                         For the Nine Months Ended
                                                        ---------------------------
                                                                September  30
                                                        ---------------------------
                                                            2004           2003
                                                        -------------  ------------
Revenue                                                 $          -   $   289,062

Cost of Goods Sold                                                 -        97,437
                                                        -------------  ------------
Gross Profit                                                       -       191,625

Operating Expenses
  Compensatory element of stock and warrant issuances
    for selling, general and administrative expenses         316,139       130,942
  Selling, general and administrative expenses             1,283,729       743,169
                                                        -------------  ------------
      Total Operating Expenses                             1,599,868       874,111
                                                        -------------  ------------

      Operating Loss                                      (1,599,868)     (682,486)
                                                        -------------  ------------

Other Income (Expenses)
  Forgiveness of debt                                              -        22,547
  Interest expense, net                                      (67,268)            -
                                                        -------------  ------------
  Total Other (Expense) Income                               (67,268)       22,547
                                                        -------------  ------------

        Net Loss                                        $ (1,667,136)  $  (659,939)
                                                        =============  ============

  Basic and Diluted Net Loss per Common Share           $      (0.01)  $     (0.01)
                                                        =============  ============

  Weighted Average Number of Common Shares
    Outstanding, Basic and Diluted                       148,388,989    85,795,680
                                                        =============  ============

See notes to condensed consolidated financial statements.



                   PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                                    (AS RESTATED)

                                                         For the Three Months Ended
                                                        ----------------------------
                                                               September 30
                                                        ----------------------------
                                                            2004           2003
                                                        -------------  -------------
Revenue                                                 $          -   $     29,804

Cost of Goods Sold                                                 -          7,159
                                                        -------------  -------------
Gross Profit                                                       -         22,645

Operating Expenses
  Compensatory element of stock and warrant issuances
    for selling, general and administrative expenses          65,775         48,337
  Selling, general and administrative expenses               612,192        150,324
                                                        -------------  -------------
      Total Operating Expenses                               677,967        198,661
                                                        -------------  -------------

      Operating Loss                                        (677,967)      (176,016)
                                                        -------------  -------------
Other Income (Expenses)
  Interest expense, net                                      (35,773)             -
                                                        -------------  -------------
  Total Other Income/(Expense)                               (35,773)             -
                                                        -------------  -------------

        Net Loss                                        $   (713,740)  $   (176,016)
                                                        =============  =============
  Basic and Diluted Net Loss per Common Share           $      (0.00)  $      (0.00)
                                                        =============  =============

  Weighted Average Number of Common Shares
    Outstanding, Basic and Diluted                       163,448,348     54,532,230
                                                        =============  =============

     See notes to condensed consolidated financial statements.


                                        PLANETLINK COMMUNICATIONS, INC AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         (UNAUDITED)
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                        (AS RESTATED)


                                                                                    Accumulated    Deficit
                                                                                     deficit      accumulated        Total
                                                   Common stock        Additional    through      during the     stockholders'
                                               -----------  --------    paid-in     December 31   development     (deficiency)
                                                 Shares      Amount     capital        2003          stage         equity
                                               -----------  --------  -----------  -------------  ------------  ------------
Balance - January 1, 2004                      117,458,108   117,458  $ 9,230,094  $(10,207,000)            -   $  (859,448)

Issuance of stock pursuant to exercise
  employee stock options:
    February 15, 2004 - $.06 - $.07 per share   12,000,000    12,000      755,785                                   767,785
    March 15, 2004 - $.06 - $.08 per share      12,000,000    12,000      810,000                                   822,000
    April 1, 2004 - $.08 per share               6,000,000     6,000      479,804                                   485,804
    June 7, 2004 - $.03 per share                3,000,000     3,000       81,433                                    84,433
    July 15, 2004 - $.03 per share               6,000,000     6,000      181,385                                   187,385
    August 18, 2004 - $03 per share              3,000,000     3,000       87,349                                    90,349
    September 10, 2004 - $03 per share           3,000,000     3,000       75,207                                    78,207

Issuance of common stock for services
  January 26, 2004 - $.01 per share              3,500,000     3,500       20,500                                    24,000
  February 17, 2004 - $.01 per share               186,707       186        2,564                                     2,750
  September 10, 2004 - $.03 per share            1,425,000     1,425       42,750                                    44,175
Warrants issued for services $.01 per share                                35,000                                    35,000

Issuance of common stock to placement
  agent for the convertible debentures
  June 7, 2004 - $.05 per share                  2,000,000     2,000       94,000                                    96,000

Beneficial conversion feature value
  of convertible debentures                                               169,037                                   169,037
Net loss                                                                                           (1,667,136)   (1,667,136)
                                               -----------  --------  -----------  -------------  ------------  ------------
Balance - September 30, 2004                   169,569,815  $169,569  $12,064,908  $(10,207,000)  $(1,667,136)  $   360,341
                                               ===========  ========  ===========  =============  ============  ============

     See notes to condensed consolidated financial statements.

                   PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (AS RESTATED)

                                                            For the Nine Months Ended
                                                                 September 30,
                                                                2004         2003
                                                            ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                  $(1,667,136)  $(659,939)
    Adjustments to reconcile net loss to
      net cash (used in) provided by operating activities:
        Compensatory elements of stock issuances                281,139     483,373
        Warrants issued for consulting services                  35,000           -
        Impairment charge on software                            75,293           -
        Write down of fixed assets                               28,192           -
        Amortization of deferred financing costs                 16,725           -
        Amortization of beneficial conversion feature            15,211           -
        Amortization of capitalized software                     11,277           -
        Depreciation                                              8,165      26,608
        Income for forgiveness of debt                                      (22,547)
    Changes in assets and liabilities
        Accounts receivable                                           -      22,071
        Other assets                                            (41,416)      6,676
        Accounts payable and accrued expenses                   (90,563)    (44,422)
        Payroll taxes                                          (274,672)     24,871
                                                            ------------  ----------

    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (1,602,785)   (163,309)
                                                            ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          (20,438)          -
  Capitalized software development costs                       (461,305)    (62,299)
                                                            ------------  ----------
    NET CASH USED IN INVESTING ACTIVITIES                      (481,743)    (62,299)
                                                            ------------  ----------
  Proceeds from officer's loan                                        -     309,651
  Proceeds from the exercise of employee stock options        2,305,748      45,280
  Proceeds from issuance of convertible debentures              395,000           -
  Deferred financing costs                                      (61,350)          -
  Repayment of line of credit                                   (50,000)          -
  Principal paid on loan payable to officer                    (546,782)          -
  Cash overdraft                                                      -     (14,930)
                                                            ------------  ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,042,616     340,001
                                                            ------------  ----------
        (DECREASE) INCREASE IN CASH                             (41,912)    114,393
        CASH  - BEGINNING OF PERIOD                             195,020           -
                                                            ------------  ----------
        CASH  - END OF PERIOD                               $   153,108   $ 114,393
                                                            ============  ==========

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

As a development stage enterprise, the Company has incurred losses amounting to $1,667,136 and is subject to the risks and uncertainties associated with being a development stage business. The Company's statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 2004 represent the cumulative from inception information required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises".

NOTE  4  -  GOING  CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, for the nine months ended September 30, 2004, the Company incurred net losses of $1,667,136. In addition the Company used $1,602,785 of cash in its operations for the nine months ended September 30, 2004.

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

Property  and  Equipment
------------------------

Property and equipment are stated at cost. Depreciation is computed using the double declining balance method over the estimated economic lives of the assets which range from five to seven years. Depreciation expense for the nine months ended September 30, 2004 and 2003 amounted to $8,165 and $26,608, respectively.
-
Software  Development  Costs
----------------------------
In accordance with SFAS No. 86, the Company capitalizes certain costs associated with the development of its proprietary software at such time that it determines that the technological feasibility of the product is established. Costs incurred to develop software prior to the achievement of technological feasibility are expensed as incurred.

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

Long-Lived Assets
-----------------

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


The following tables illustrates MSOffice Fix Extra space what the Company's net loss and loss per share would have been if the Company had used the fair value based method of accounting for its employee stock option plans, as prescribed by SFAS No. 123:




                                         For the Nine Months         For the Three Months
                                         Ended September 30, 2004    Ended September 30, 2004
                                         --------------------------  --------------------------
Net Ioss, as reported                    $              (1,667,136)  $                (713,740)

Compensation charge - intrinsic value                      210,214                      21,600

Compensation charge - fair value method                   (300,000)                    (21,600)
                                         --------------------------  --------------------------

Net loss, proforma                       $              (1,756,922)  $                (713,740)
                                         ==========================  ==========================

Loss per share:


Net loss, as reported                    $                   (0.01)  $                    0.00
                                         --------------------------  --------------------------
Net loss, proforma
                                         $                   (0.01)  $                    0.00
                                         ==========================  ==========================

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

                               September 30, 2004
                               -------------------
Deferred financing costs
                               $           157,350
Less Accumulated amortization               16,725
                               -------------------
Deferred financing costs, net  $           140,625
                               ===================

Deferred financing costs are being amortized over the term of the Convertible Debentures, which is three years. Amortization of the deferred financing costs for nine months ended September 30, 2004 amounted to $16,725 and is included as a component of interest expense.

NOTE  7  -  CONVERTIBLE  DEBENTURES

In June, 2004, the Company completed a private placement of $325,000 in principal amount of its three year 6% Convertible Debentures (the "Debentures"). The Debentures are automatically convertible into the Company's common stock on the third anniversary of the closing date. The holders of the Debentures have the right to convert their notes plus accrued interest into shares of the Company's

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (AS RESTATED)

common stock at 70% of the lowest bid price (as reported by Bloomberg) for the twenty consecutive trading days immediately preceding the date of conversion The Company recorded a $139,038 discount, which represents the intrinsic value of the beneficial conversion feature at the date the Debentures were issued.

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

The Company has a loan payable to an officer of the Company dated December 31, 2002 with an outstanding principal balance of $23,694 at September 30, 2004. The note, which bears interest at 10% per annum, is payable on demand. Interest expense on the note amounted to $21,248 for the nine months ended September 30, 2004.

As restated, in 2003 the Company recorded a note due its current president in the amount of $307,438. The note, which bears interest at 10% per annum, is payable on demand. Interest expense on this note amounted to $22,995 for the nine months ended September 30, 2004.

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

Dispute  with  Former  Chief  Executive  Officer
------------------------------------------------

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

Settlement  of  Default  on  Line  of  Credit  Obligation
---------------------------------------------------------

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

Settlement  of  Payroll  Tax  Liabilities
-----------------------------------------

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

Common Stock issued to Officers, Directors and Employees
--------------------------------------------------------

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

Common Stock and Common Stock Purchase Warrants Issued for Services
-------------------------------------------------------------------
In exchange for compensation consisting of 3,500,000 shares of the Company's common stock valued at $24,000 and two one-year stock purchase warrants valued at $35,000, the Company entered into a one-year consulting agreement for services provided during 2004. The first warrant was for the purchase 2,000,000 shares of common stock at an exercise price of $.02 per share and the second warrant was for the purchase 1,000,000 shares of common stock at an exercise price of $.015 per share. The aggregate fair market value of the warrants was estimated using the Black-Scholes option pricing model. The stock and the warrants were fully vested and nonforfeitable at the time of issuance.

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

During the year ended December 31, 2003 the Company became aware that an error was made in the first and second quarters, 2003 involving the recognition of revenue. In the first and second quarters, 2003 advances to the Company by its current president in the amount of $307,438 were erroneously recorded as revenue. These errors have been corrected in the restated financial statements and 10KSB for 2003. As of December 31, 2003 the Company also failed to accrue unreimbursed expenses paid directly by the Company's current president to its vendors in the amount of $22,375. As of December 31, 2003 the Company recorded interest due on the promissory note dated December 31, 2003 in the amount of $26,668. These errors resulted in an understatement of its net loss and Accumulated Deficit as of December 31, 2003 in the amount of $356,481.

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

RESULTS  OF  OPERATIONS

     During the nine month period ended September 30, 2004, we incurred an operating loss of $1,667,136. The loss consists of marketing and operating expenses of $317,805 and general and administrative expenses of $982,648. The Company has not engaged in any significant business activity to provide a revenue stream or operating cash flow. In 2003, the Company's revenue and cost of good sold were generated by providing satellite television service through our agreement with EchoStar Communications. The Company was beginning to close retail locations; expenses were being eliminated where possible.

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

     The Company's net loss for the nine months ended September 30, 2004 as compared to 2003 increased by $1,007,197. The increase in the loss is attributable to the Company's decision to phase out of the television satellite services business, which was its principal source of revenue in 2003, and to invest in 2004 in the infrastructure necessary to support the marketing of the TransTRAK product line. The Company also incurred a $28,192 fixed asset impairment charge and a write off of software development costs of $75,293 which were not deemed to recoverable. The fixed asset impairment charge and the write off of software developments costs were incurred in the quarter ended September 30, 2004 and were recorded in the selling, general and administrative expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2004, the Company's current liabilities exceeded current assets by $257,140. We generated a cash flow deficit from operations of $1,602,785 for the nine months ended September 30, 2004. Cash flow deficits from operating activities for the nine months ended September 30, 2004 are directly attributable to our not having engaged in any business activities that provide cash flows, and not having any significant revenues from operations.

     We generated $2,042,616 of cash from financing activities for the nine months ended September 30, 2004, principally from the sale of common stock to employees who exercised stock options and the issuance of convertible debentures. We used the proceeds from the sales of such securities to fund our operations and repay $274,672 of past due payroll taxes, $546,782 of principal due to an officer under a note payable dated December 31, 2002, and $50,000 under a line of credit pursuant to a consent agreement. Management anticipates raising additional capital from outside investors and bank mezzanine lenders; however, there are currently no commitments in place and there are no assurances that we will be successful in our efforts. As of September, 2004, the Company completed the placement with private investors through Devine Capital of $395,000 in principal amount of its three years 6% Convertible Debentures. The Debentures will automatically convert into Company common stock on the third anniversary of the closing date.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

EXHIBIT NO.                            IDENTIFICATION OF EXHIBIT
-----------                            -------------------------

  3.1**      Articles of Incorporation.
  3.2**      Bylaws
  31.1*      Certification of M. Dewey Bain, Chief Executive Officer of Planetlink Communications,
              Inc., pursuant to 18 U.S.C.  1350, as adopted pursuant to  302 of the Sarbanes-
             Oxley Act of 2002.
  31.2*      Certification of M. Dewey Bain, Chief Financial Officer of Planetlink Communications,
             Inc., pursuant to 18 U.S.C.  1350, as adopted pursuant to  302 of the Sarbanes-
             Oxley Act of 2002.
  32.1*      Certification of M. Dewey Bain, Chief Executive Officer of Planetlink Communications,
             Inc., pursuant to 18 U.S.C.  1350, as adopted pursuant to  906 of the Sarbanes-
             Oxley Act of 2002.
  32.2*      Certification of M. Dewey Bain, Chief Financial Officer of Planetlink Communications,
             Inc., pursuant to 18 U.S.C.  1350, as adopted pursuant to  906 of the Sarbanes-
             Oxley Act of 2002

__________
*     Filed herewith.
**   Previously filed.

     Reports on Form 8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PLANETLINK COMMUNICATIONS, INC.


Dated March 11, 2005.

                                      By  /s/  M. Dewey Bain
                                          --------------------
                                           M. Dewey Bain,
                                           President and Chief Executive Officer