Form 10KSB
period 2004-12-31
PLANETLINK COMMUNICATIONS INC
filed 2005-04-01
CIK 1123845

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ____________________________________________________

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 001-31763

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

Securities registered under Section 12(b) of the Exchange Act:  NONE.
Securities registered under Section 12(g) of the Exchange Act:
                                       COMMON STOCK, PAR VALUE $0.001 PER SHARE.
                                                    (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $3,055.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2005: $1,740,992.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2005: 227,683,454.

     Documents  incorporated  by  reference:  None.

                                                TABLE OF CONTENTS

Item 1.   Description of Business.                                                                             3
Item 2.   Description of Property.                                                                             9
Item 3.   Legal Proceedings.                                                                                   9
Item 4.   Submission of Matters to a Vote of Security Holders.                                                 9
Item 5.   Market for Common Equity and Related Stockholder Matters.                                           11
Item 6.   Management's Discussion and Analysis or Plan of Operation.                                          14
Item 7.   Financial Statements.                                                                               17
Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.               43
Item 8A.  Controls and Procedures.                                                                            44
Item 8B.  Other Information.
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
          Exchange Act                                                                                        44
Item 10.  Executive Compensation.                                                                             48
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.                                                                    49

Item 12.  Certain Relationships and Related Transactions.                           Error! Bookmark not defined.
Item 13.  Exhibits .                                                                                          50
Item 14.  Principal Accountant Fees and Services.                                                             50

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

     Statements in this Form 10-KSB Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

     In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report.

GENERAL

     PlanetLink Communications, Inc. was incorporated in May 1999 for the purpose of providing international telecommunications and wireless services principally in Georgia. Prior to the end of fiscal 2001, we directed our efforts toward satellite television services and products rather than through the sale of telecommunications services. After several years of retail operation and an evolving business strategy, we shifted our focus toward developing satellite-enabled products based on Global Positioning Systems ("GPS") technology.

     In April of 2004, we formed a new subsidiary, PlanetTRAKS, Inc. to focus on the satellite-based mobile asset management market, and in the same month, TransTRAK was introduced to the market. From tracking vehicle speed and location in real-time to controlling vehicle functions through remote access, TransTRAK allows a user to actively monitor and manage virtually any type of mobile asset. TransTRAK is built around a simple, cost-effective hardware device that is placed in the vehicle, coupled with a proprietary software tracking system. TransTRAK allows the owner of any vehicle to access a wide range of information regarding the vehicle's location and behavior through an Internet-enabled device.

HISTORICAL DEVELOPMENT

     In 2003 we provided television services and consumer two-way satellite based Internet service through our dealership agreement with EchoStar Communications. After several years of retail operation and an evolving business strategy, we have moved away from store retailing to focus on developing satellite-enabled products based on Global Positioning Systems (GPS) technology.

     San Antonio, Texas-based Karta Technologies Inc. led the Research and Development effort for our satellite-enabled products The vehicle tracking system was developed to be as simple as possible, utilizing the Internet, a mapping component, our proprietary software and a GPS device. This architecture has enabled us to quickly bring the service to market, and with the least amount of risk. The design of the system also facilitates the ability to rollout new features and services to vehicle tracking devices that are already in service. The result of this effort has established the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based.

TransTRAK, a vehicle tracking service, is the first of our satellite-enabled products and was launched in July, 2004. The TransTRAK vehicle unit uses a highly accurate GPS receiver and state-of-the-art communications technology to provide for real-time tracking, speed calculations, and distance monitoring. Monitoring data is available from any internet capable device, and a primary feature of the TransTRAK system is the ability for each subscriber to define events that will result in a real-time notification Our strategy is to minimize upfront costs and to charge a reasonable monthly monitoring fee for our commercial customers who utilize our products to improve their operations, including fleet management.


INDUSTRY OVERVIEW

     The convergence of satellite-based position location technologies with the widespread availability and use of wireless data communications has created opportunities for a variety of new products and services. The Mobile Asset industry emerged offering one of the first commercial applications using GPS technology for precise location information to the automotive and various other "mobile" asset industries (trucking, railways, enterprise fleets, rental cars, etc.).

     In the commercial market, the trucking industry was one of the early adopters of asset management solutions led by Qualcomm's OmniTRACS solutions. Qualcomm drove initial growth, and while several other industry verticals have since emerged, many of the service providers targeting this market have experienced difficulties. We believe the outlook for the industry is favorable as equipment and airtime costs continue to decline as awareness and adoption in the consumer and commercial markets increase.

     Total 2003 industry revenue in North America has been estimated to be approximately $4.8 billion. Some analysts expect that industry revenue will grow to over $9.5 billion by 2007, representing growth of 25% per year. While material adoption of mobile asset management occurred in the commercial market first, and the trucking industry in particular, penetration in this market still remains relatively low. It is believed that only 15% - 20% of the over 4 million "heavy" trucks in the U.S have a GPS location device installed. In addition, there is still plenty of room for greater penetration in other commercial markets.

CURRENT OPERATIONS

     We are a Georgia corporation incorporated in May, 1999 under the name PlanetLink Communications, IncPlanetTRAKS, our new subsidiary, is a Nevada corporation whose headquarters are in San Antonio, Texas. Our operations depend largely upon strategic alliances with four primary service providers; 1)WebTech Wireless, Inc. who provides our mobile locator units (MLU's) and service delivery, customer service, and technical support services to our customers,
2)Karta Technologies Inc. who leads the R&D effort for our satellite-enabled products, 3)MapQuest.com, Inc. who provides our map data, and 4)Cingular Wireless LLC who provides our wireless data services.

CUSTOMERS

     In the fourth quarter of 2004, Estrella Blanca signed a contract for the first 100 units of the TransTRAK system. Estrella Blanca is one of Mexico's largest bus companies and has 10,000 vehicles, most of which are buses. Through the contract negotiations, Estella Blanca decided that a staged implementation was in the best interest of their company, and their intent is to order additional units once their business case has been proven.

     At the end of 2004, we had five commercial customers with 30 units of the TransTRAK system billing in the U.S.

SALES & MARKETING

     The primary market for our services is commercial customers who utilize our products to improve their operations. PlanetTRAKS markets the TransTRAK system through agent relationships in the USA and in Mexico. Our agents are authorized to sell TransTRAK at our prevailing rates and terms and we reserve the right to change such rates and terms at our sole discretion. Agents use only our approved forms when ordering the TransTRAK system, they are only compensated for the customer contracts that are accepted by PlanetTRAKS, and they understand that we may refuse to sell our products and services to any business or consumer for any reason, including the credit worthiness of a prospective customer.

     While prospects like our product, we have had three key challenges in producing sales revenues. They are presence, credibility, and funding.

     Presence:  Building  the Agent program and finding qualified Agents who are
     ---------
interested in marketing the TransTRAK system has taken time. We now have what we believe is a strong program, a few good Agents are on board, we are aggressively looking for others. Growing and developing our Agent program will remain as one of our highest priorities in 2005.

     Credibility:  Many  potential  customers  have  the  underlying question of
     ------------
whether we will be around for the term of their contract. We will have to continue to find creative ways to overcome such objections. We have found that offering to lease the equipment direct from PlanetTRAKS to the customer tends to get us past this issue. Under this arrangement, the customer has no long-term financial commitment or upfront investment at risk should PlanetTRAKS become unable to provide services. Unfortunately, this lease option has considerable upfront costs for that have to be recouped over a period of time.

     Funding:  A  general lack of funds required to effectively market TransTRAK
     --------
is another challenge that we have to work around. Advertising of any kind, public relations, and even an effective commission program are costly. We have not been as effective in working around this issue as we have with credibility, but we will be looking for creative and affordable ways to promote TransTRAK in 2005.

EMPLOYEES

     We operate with a small team of eight employees; President/CEO, Executive Vice President/COO, Director of Finance and Accounting, Director of Agency Programs, Director of Business Development/National Account Sales, Manager of Operations, Systems Support Analyst, and a part-time Staff Attorney. We have no employment agreements with out employees. Our operations depend largely upon strategic alliances with outsource service providers.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

GROWTH BY ACQUISITION.

     Our business strategy includes the attainment of a portion of our growth through our ability to successfully execute our acquisition model. Any time a company growth strategy depends on the acquisition of other companies, there is substantial risk. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, and manage post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities. If the business becomes impaired, there could be partial or full write-offs attributed to the acquisition.

COMPETITION.

     We face intense competition in all the business segments in which we have identified to do business. Some competitors will have substantially greater resources, including greater financial resources, larger customer base, and greater name and brand recognition. Any of these circumstances could have a material adverse effect on our business development, financial condition, results of operations. The following describes the competition with the segments of our business.

     PlanetLink's competitors are generally differentiated by segments served and technology. On the technology side, some of our competitors such as Qualcomm's OmniTRACS solution have focused their efforts on two-way relatively expensive satellite-based solutions, while the majority of our other competitors use wireless technology augmented with GPS location capabilities. Our most direct competitors are @Road and Nextel.


FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF FUTURE FUNDING.

     Our plan of operation calls for additional capital to facilitate growth and support our long-term development and acquisition strategy marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and acquisitions marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to change our future strategies.

THERE IS SUBSTANTIAL DOUBT THAT WE CAN CONTINUE AS A GOING CONCERN.

     We expect to incur significant capital expenses in pursuing our development and acquisition strategy plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next 12 months. While we hope we will be able to generate funds necessary to maintain our operations, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business model plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of in revenues, there is a substantial doubt of our being able to continue as a going concern.

     Additionally, it should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements.

DEPENDENCE ON KEY EMPLOYEES.

     Our  business is dependent upon our senior executive officers, principally,
M.  Dewey Bain, our president and Sharon Cooper, our executive vice presidentWe
have  no  employment  agreements  with any key employees.    Our business may be
adversely  affected  if  any  of  our  key  officers  left  our  employ.

DEPENDENCE ON ABILITY TO MARKET SERVICES.

     Due to our limited resources, the execution of our business model sales and marketing of our services has been limited to date. Our success is dependent upon our ability to execute with such limited resources.

TERRORISM.

     Terrorist acts or acts of war may cause damage or disruption to our business or business strategy, which could adversely impact revenues, ability to do acquisitions, and financial condition.

RISKS RELATING TO OUR STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Because we are refocusing our business strategy, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2003 and 2004, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $1.00 to a low of $.01 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity since the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

-    Variations  in  our  quarterly  operating  results;

-    The  development  of  a  market  in  general for our products and services;

-    Changes  in  market  valuations  of  similar  companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

-    Loss  of  a major customer or failure to complete significant transactions;

-    Additions  or  departures  of  key  personnel;  and

-    Fluctuations  in  stock  market  price  and  volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this Annual Report does not necessarily portend what the trading price of our common stock might be in the future.

     Moreover, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

     Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as we, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of our common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

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

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

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

     During the second quarter of 2004 the Company moved its offices to 10715 Gulfdale Suite 285, San Antonio, Texas 78216. The Company occupies 1001 square feet. The base lease period is from May 1, 2004 until April 30, 2005The Company has the option to renew its lease at the end of the initial one-year lease period. If the Company renews its lease at the end of the initial one-year period, the landlord can make a base rental adjustment to cover the actual operating costs of the building and premises. We believe that all of our facilities are adequate for current operations for at least the next 12 months. However, we expect that we could locate other suitable facilities at our current address at comparable rates, should we need more space.

ITEM  3.     LEGAL PROCEEDINGS

     In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity. We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

     In early 2004, we were notified by Kayode Aladesuyi ("Mr. Aladesuyi"), our former Chief Executive Officer and certain of his family members (collectively, the "Aladesuyi Family"), of Mr. Aladesuyi's demand for payment of unpaid salaries, bonuses and unpaid loans, and interest thereon. In addition, Mr. Aladesuyi and his family demanded that we remove restrictive legends from shares of our common stock previously issued to them.

     We responded to the Aladesuyi Family denying that we were indebted to them for any amount, and questioning the propriety and validity of their claims to unrestricted shares and compensation. We raised the defenses of offset and recoupment, and asserted that certain actions and inactions by the Aladesuyis caused substantial damage to us.

     On October, 7, 2004, we filed a civil suit against the Aladesuyi family. On December 29, 2004 a Final General Release and Settlement Agreement was signed by us and the Aladesuyi family, resolving the matter amicably to the mutual satisfaction of all parties. The settlement did not involve the payment of any money or other compensation by us to the Aladesuyi family but includes mutual confidentiality covenants. The terms of the settlement allowed the Aladesuyi family to sell their shares. Each party was responsible for its own attorneys' fees.

     As of this report, there are no other known threatened or pending legal proceedings against us.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On November 18, 2004 we held our annual meeting of shareholders in Atlanta, Georgia. The following matters were voted on at the meeting:

- Election of M. Dewey Bain, Harold Jackson, Melvin Williams and Darrell Carver to the board of directors.

All  Board  members  were  elected  by  the  following vote:  For - 149,866,114;
Against  -  407,115;  Abstained  -  0.

- Ratification of the selection of Marcum & Kliegman LLP, certified public accountants, as our independent public accountants for the fiscal year ending December 31, 2004.

-    The  resolution  was  approved  by  the  following vote: For - 149,620,229;
     Against - 653,000; Abstained - 0.Approval of the following Planetlink Communications, Inc. Stock Plans (the "Plans"):

               (a) Employee Stock Incentive Plan for the Year 2003 No. 3, adopted by the directors on November 21, 2003, with 25,000,000 shares authorized for issuance under the Plan; and

               (b) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 No. 2, adopted by the directors on November 21, 2003, with 1,660,000 shares authorized for issuance under the Plan.

The resolution was approved by the following vote: For - 41,668,914; Against - 795,115; Abstained - 0. The remaining proxies were silent on this resolution.

     As of September 24, 2004, the record date for the November 18, 2004 Annual Meeting, we had 172,569,815 shares of common stock issued and outstanding. The number of votes cast by our stockholders for each of the proposals exceeded the majority of our issued and outstanding shares of our common stock. As a result, each of the above proposals was passed by our stockholders.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "PLKC.OB" Our stock was not actively traded until August 2002, and the following table sets forth, for the fiscal quarters indicated, the high and low sales prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

               CALENDAR YEAR 2003
                                                    HIGH    LOW
               First Quarter                        $1.00  $0.10
               Second Quarter                       $0.12  $0.01
               Third Quarter                        $0.07  $0.01
               Fourth Quarter                       $0.03  $0.01


               CALENDAR YEAR 2004
                                                    HIGH   LOW

               First Quarter                        $0.16  $0.02
               Second Quarter                       $0.10  $0.03
               Third Quarter                        $0.05  $0.03
               Fourth Quarter                       $0.04  $0.01

               CALENDAR YEAR 2005
                                                    HIGH   LOW

               First Quarter                        $0.01  $0.01

     Since our inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

     We currently have 208,516,804shares of our common stock outstanding. Our shares of common stock are held by approximately 91stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

-    All  compensation  plans  previously  approved  by  security  holders;  and

-    All  compensation  plans  not  previously  approved  by  security  holders.

                                                                               NUMBER OF SECURITIES
                                                                             REMAINING AVAILABLE FOR
                                                                              FUTURE ISSUANCE UNDER
                           NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       EQUITY COMPENSATION
                           BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                           OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                             WARRANTS AND RIGHTS      WARRANTS AND RIGHTS          COLUMN (A))
      PLAN CATEGORY                  (A)                      (B)                      (C)
-------------------------  ------------------------  ----------------------  ------------------------
Equity compensation plans
approved by security
holders                              -0-                      N/A                      N/A
Equity compensation plans
not approved by security
holders                         113,000,000                 $ .0361                    -0-
Total                           113,000,000                 $ .0361                    -0-

RECENT SALES OF UNREGISTERED SECURITIES

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

     The intrinsic value of the beneficial conversion feature in each of the above Debenture issuances is being amortized over the term of the Debentures, which is three years. The Company recorded $29,298 of accretion during the year ended December 31, 2004, which is included as a component of interest expense in the accompanying statement of operations.

     The Debentures are redeemable by the Company, in whole or in part, at the Company's option, at 120% of the then outstanding principal amount of the Debentures. If the redemption occurs more than six (6) months from the date of the individual closings the redemption shall be set at 125%. If the redemption occurs more than one (1) year from the date of individual closings the amount will be set at 131%. The issuers shall give ten (10) days written notice of intent to redeem the Debentures in whole or in part, during which period no conversions shall be permitted. The outstanding principal balance of the Debentures as of December 31, 2004 net of their unamortized discount plus accrued interest is $364,850.

     Accrued interest under the Debentures may be paid in cash or common stock upon maturity at 70% of the then fair market value. In the event of an uncured default, the investor(s) may accelerate full repayment of the Debentures in the amount of 130% of the then outstanding balance plus accrued interest.

     In connection with this private placement, the Company issued to the placement agent 2,000,000 shares of common stock valued at $96,000 and incurred $61,350 of other debt issuance costs. Such amounts are included in Deferred Financing Costs.

     The Company also issued 300,346 shares of common stock valued at $9,250 to Board members in exchange for their services at Company Board meetings. In September, 2004 the Company also issued 600,000 shares of restricted common stock valued at $18,600 to its chief executive officer for his services in lieu of a bonus.

     In September, 2004 the Company issued 825,000 shares of restricted common stock valued at $25,575 to employees as a bonus.

     In 2003 The Company issued 25,025,000 shares valued at $387,000 to its current CEO in repayment of monies he had loaned to the Company. The Company also issued 3,071,438 shares of stock to a director for past services valued at $43,001.

     In June 2004, the Company issued to the placement agent 2,000,000 shares of common stock valued at $96,000 in connection with the sales of the Company's convertible debentures.

     During 2004, M. Dewey Bain , President of the Company was awarded 600,000 shares of stock valued at $18,600 for his services to the Company.

     The Company, during 2003, awarded 25 million shares of stock to M. Dewey Bain, our President, to reduce the amount of the note owed by the Company to M. Dewey Bain

SECTION 15(G) OF THE EXCHANGE ACT

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

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

       SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                           (a)         (b)          (c)          (d)
                       -----------  ----------  -----------  ------------
                                                               Maximum
                                                              number (or
                                                   Total     approximate
                                                 number of      dollar
                                                shares (or    value) of
                                                  units)      shares (or
                                                 purchased   units) that
                          Total      Average    as part of    may yet be
                        number of     price      publicly     purchased
                       shares (or    paid per    announced    under the
                         units)     share (or    plans or      plans or
        Period          purchased     unit)      programs      programs
        ------         -----------  ----------  -----------  ------------
October 2004. . . . .          -0-                      -0-           -0-
November 2004 . . . .          -0-                      -0-           -0-
December 2004 . . . .          -0-                      -0-           -0-
                       ===========
Total                          -0-                      -0-           -0-

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Statements included in this Management's Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to us, and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange
Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements, included elsewhere in this Annual Report on Form 10-KSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. Planetlink Communications has incurred a net loss of $2,382,233 for the year ended December 31, 2004 and as of December 31, 2004, had a working capital deficiency of $716,960. In addition, as of December 31, 2004, Planetlink Communications has not, as yet, developed a substantial source of revenue.

     These conditions raise substantial doubt as to Planetlink's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should Planetlink
Communications  be  unable  to  continue  as  a  going  concern.

CRITICAL ACCOUNTING POLICIES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following are our most significant accounting policies:

     Revenue Recognition The Company recognizes revenue when it bills its customers either for monitoring services or lease fees. All customers are billed on the 15th of the month for services to be provided the following month.

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

     On December 31, 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and disclosure. SFAS 148 amends SFAS No. 123, to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion No. 25

     The difference between the fair market value and intrinsic value of stock options issued to employees during the years ended December 31, 2004 and 2003 were insignificant to the Company's financial statements. A stock-based compensation plan was not adopted by the Company until 2003.

RESULTS OF OPERATIONS

Comparison of the Twelve Months Ended December 31, 2004 to the Twelve Months Ended December 31, 2003

     On-going Operations In 2004 we had $3,055 of revenue with associated costs of goods sold of $1,037 resulting in a gross profit of $2,018. We began billing for our mobile location units (MLU's) and the monthly monitoring fees with associated costs in the fourth quarter, 2004.

     Selling and administrative expenses in 2004 amounted to $1,819,443 and consisted of costs associated with developing a marketing and administrative infrastructure. The Company built its management team and moved its operations to San Antonio, Texas, where it acquired 1,000 square feet of office space. The Company launched its new corporate website in June, 2004 and added
Spanish-language pages in November, 2004. Finally, the Company developed our agent program through which we market our TransTRAK system in the USA and in Mexico. The Company had significant outsourced operating support costs in 2004 totaling $337,919, which will be reduced in 2005.

     Discontinued Operations 2003 revenue and costs of good sold are reported as discontinued operations as all stores selling satellite television services and products were closed during 2003. We had losses from discontinued operations in 2003 of $787,647.

     Interest  Expense.  We  incurred $123,893 of interest expense during the 12 months ended December 31, 2004 versus $121,316 during the 12 months ended December 31, 2003,and $24,993 during the 12 months ended December 31, 2002. The significant increase in interest expense in 2004 and 2003 was a result of an interest bearing note to officer beginning and 2003 and the addition of convertible  debentures  in  2004

     Net Income (Loss). Our net loss for the year ended December 31, 2004 and 2003 was $2,382,233 and 908,983, respectively. The 2003 losses included losses from discontinued operations

     Our net income (loss) per common share (basic and diluted) was $.01 and $.02 for the 12 months ended December 31, 2004 and 2003, respectively.

     The weighted average number of outstanding shares was159,550,592 and 54,324,593 for the 12 months ended December 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, we had a working capital deficit of $716,960. We generated a deficit in cash flow from operations of $2,028,447 for the 12 months ended December 31, 2004. The deficit in cash flow from operating activities for the period was primarily attributable to lack of a significant revenue stream.

     Cash flows used in investing activities for the 12 months ended December 31, 2004 consisted of the continued development of our capitalized software at a cost of $488,716and an additional $44,441 used to secure assets used by us.

     We met our cash requirements during the period through proceeds from the exercise stock options to purchase common stock of $2,781,577 and the sale of convertible debentures in the amount of $395,000, net of repayment of $780,962 of loan principal. This resulted in net cash provided by financing activities of $2,395,615.

     While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. Depending upon our ability to commercialize our new electronic cards and e card business, we may need to reduce our operations if we do not obtain any financing as anticipated or even before that date.

     Capital Expenditures and Commitments. We do not anticipate the sale of any material property, plant or equipment during the next 12 months. Without substantial financial resources we do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

     Our independent auditor's report on our December 31, 2004 financial statements included in this Annual Report states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for include revenue recognition, impairment of marketing rights and accounting for legal contingencies.

     We recognize revenue in accordance with Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements." Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

     We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     Our business is more fully described in Part I of this Annual Report.

RECENT DEVELOPMENTS

     Please see Item 1 of this Annual Report for the discussion of our proposed operations going forward since December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 7.     FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this Annual Report as indexed on pages 17 through 38.


                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2004 AND 2003


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY

                                                                                                           Page #
                                                                                                           ------

Report of Independent Registered  Certified Public Accounting Firm. . . . . . . . . . . . . . . . . . . .   19-21

Consolidated Balance Sheets as of December 31, 2004 and 2003. . . . . . . . . . . . . . . . . . . . . . .   22-23

Consolidated Statements of Losses for the years ended December 31, 2004 and 2003. . . . . . . . . . . . .      24

Consolidated Statement of Deficiency in Stockholders' Equity  for the Two  Years Ended December 31,, 2004      25

Consolidated Statements of Cash Flows for the  years ended December 31, 2004 and 2003 . . . . . . . . . .   26-27

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28-41

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------

Board of Directors
Planetlink Communications, Inc.
Cumming, Georgia

     We have audited the accompanying consolidated balance sheet of Planetlink Communications, Inc. and Subsidiary as of December 31, 2004 and the related consolidated statements of losses, deficiency in stockholders equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audit.

     We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Planetlink Communications, Inc. and Subsidiary at December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note 1 to the accompanying financial statements, the company is in the development stage and has not established a source of revenues. This raises substantial doubt about the company's ability to continue as a going concern. Managements plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                       /s/ RUSSELL BEDFORDSTEFANOU MIRCHANDANI  LLP
                       --------------------------------------------
                           Russell Bedford Stefanou Mirchandani LLP

                           Certified Public Accountants

New York, New York
March 18, 2005

                             -----------------------
                             KAHN BOYD LEVYCHIN, LLP
                             -----------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

                    INDEPENDENT REGISTERED  AUDITORS' REPORT
================================================================================

To the Board of Directors
Planetlink Communications, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Planetlink Communications, Inc. as of December 31, 2003 and the related consolidated statement of losses, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Planetlink Communications, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the Unites States of America.

As discussed in Note 17 to the financial statements, certain errors were made in the application of accounting principles, resulting in the understatement of the previously reported net loss for the year ended December 31, 2002 of $4,754,075. In addition, these errors in the application of accounting principles also resulted in the understatement of both previously reported accumulated deficit and additional paid-in capital for the year ended December 31, 2002 of $7,033,987. These errors were discovered by the management of the Company in its preparation for the issuance of the financial statements for the year ended December 31, 2003. Accordingly the financial statements for the year ended
December  31,  2003  have  been  restated  to  correct  for  these  errors.

As further discussed in Note 17 to the financial statements, certain errors were made by the Company in classifying a portion of loans it received from its current President during the year ended December 31, 2003 as revenue in the statement of operations for that year. Correction for the misclassification of loans advanced by the officer resulted in the understatement of the previously reported net loss for the year ended December 31, 2003 by $356,481, of which $308,438 is attributed to the previously reported revenue for that year being overstated and operating expenses and interest expense being understated by $22,375 and $26,668, respectively. In addition, these errors also resulted in an understatement of previously reported total liabilities at December 31, 2003 by $356,481 and an understatement of accumulated deficit in the same amount. As such, the officer's loan payable as now reflected at December 31, 2003, based on this second restatement of the financial statements for the year ended December 31, 2003, is $307,438 higher than previously reported, and accounts payable and accrued expenses are $49,043 higher than previously reported.

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

To the Board of Directors
Planetlink Communications, Inc.
Atlanta, Georgia

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon the sale of equity securities to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KAHN BOYD LEVYCHIN

Kahn Boyd Levychin,
Certified Public Accountants

May 3, 2004, except for information restated to correct for misclassification of loan advances received by the Company during the year ended December 31, 2003 previously reflected in revenue for that year as to which the date is January 31, 2005 (Note 17)


48 Wall Street, 11th Floor New York, NY 10005      (212) 843-4100

                     PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                            AS OF DECEMBER 31, 2004 AND 2003

                              ASSETS                                            2003
                                                                    2004     (Restated)
                                                                  ---------  -----------
Current Assets
    Cash                                                          $ 29,031   $  195,020
    Accounts receivable, net of allowance for doubtful accounts
      of $0                                                          2,014            -
                                                                  ---------  -----------
        Total Current Assets                                        31,045      195,020

Property and equipment (Note 2)                                     44,124       91,176
  Less accumulated depreciation                                     (6,968)     (57,571)
                                                                  ---------  -----------
       Total Fixed Assets                                           37,156       33,605

Other Assets
    Capitalized software development costs, net (Note 3)           658,559      290,592
    Deferred financing costs, net (Note 4)                         127,513            -
    Deposits and other assets                                       58,945            -
                                                                  ---------  -----------
        Total Other Assets                                         845,017      290,592
                                                                  ---------  -----------
        Total Assets                                              $913,218   $  519,217
                                                                  =========  ===========

     See notes to consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                     2003
                                                                      2004        (Restated)
                                                                  -------------  -------------
Current Liabilities
    Accrued expenses and accounts payable (Note 5)                $    115,570   $     71,965
    Payroll taxes payable (Note 6)                                           -        274,672
    Discontinued line of credit payable (Note 7)                             -         24,000
    Loan payable - officer (Note 8)                                    364,850        982,028
                                                                  -------------  -------------
      Total Current Liabilities                                        480,420      1,352,665

    Long Term Liabilities - Convertible debentures, net (Note 9)       267,585              -
    Discontinued line of credit payable                                      -         26,000
                                                                  -------------  -------------
      Total Liabilities                                                748,005      1,378,665
                                                                  -------------  -------------
Commitments, Contingencies and Other Matters (Note 16)

Stockholders' Equity

    Preferred stock - $.1.00 par value
    100,000,000 shares authorized, no shares issued outstanding
    at December 31, 2004 and 2003.                                           -              -

    Common stock - $.001 par value;
     800,000,000 shares authorized; 208,516,804 and117,458,108
     shares issued and outstanding at December 31, 2004
     and 2003,  respectively                                           208,516        117,458
    Additional paid-in capital                                      12,545,930      9,230,094
    Accumulated deficit                                            (12,589,233)   (10,207,000)
                                                                  -------------  -------------
      Total Stockholders' Equity (Deficit)                             165,213       (859,448)
                                                                  -------------  -------------
    Total Liabilities and Stockholders' Equity                    $    913,218   $    519,217
                                                                  =============  =============

     See notes to consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF LOSSES
               FOR THE TWO YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                             2003
                                                              2004        (Restated)
                                                          -------------  ------------
Revenue                                                   $      3,055   $         -

Cost of Goods Sold                                               1,037             -
                                                          -------------  ------------
Gross Profit                                                     2,018             -
                                                          -------------  ------------

Operating Expenses
    Compensatory element of stock and warrant issuances
     for selling, general and administrative expenses          360,279             -
    Selling, general and administrative expenses             1,819,443             -
    Impairment charge                                          103,485
    Depreciation                                                12,380             -
                                                          -------------  ------------
        Total Operating Expenses                             2,295,587             -
                                                          -------------  ------------
        Operating Loss                                      (2,293,569)            -
                                                          -------------  ------------
Other Income (Expenses)
    Other income                                                35,229             -
    Interest expense, net                                     (123,893)            -
                                                          -------------  ------------
    Total Other (Expense) Income                               (88,664)            -
                                                          -------------  ------------
Loss Before Income Taxes and Discontinued Operations        (2,382,233)            -
    Income taxes (Benefit)                                           -             -
                                                          -------------  ------------
      Loss Before Discontinued Operations                   (2,382,233)            -

Discontinued Operations
    Loss from discontinued operations                                -      (908,963)
                                                          -------------  ------------
          Net Loss                                        $ (2,382,233)  $  (908,963)
                                                          =============  ============

    Loss per common share (Basic and assuming dilution)   $      (0.01)  $     (0.02)

      Continued Operations                                $      (0.01)            -
      Discontinued Operations                                        -   $     (0.02)
                                                          =============  ============
    Weighted Average Number of Common Shares
     Outstanding, Basic                                    159,550,592    54,324,593

     Fully diluted                                         209,369,558    54,324,593

     See notes to consolidated financial statements.

                                   PLANETLINK COMMUNICATIONS, INC AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 FOR THE TWO YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                         Accumulated
                                                                                           deficit         Total
                                                     Common stock           Additional     through     stockholders'
                                               -------------------------      paid-in    December 31,  (deficiency)
                                                  Shares         Amount       Capital        2003         equity
                                               --------------------------------------------------------------------
Balance, December 31, 2002 (Restated)           11,427,643   $    11,428   $ 7,841,075  $ (9,298,037)  $(1,445,534)

Common stock issued under employee
   stock incentive plan                         61,284,637        61,285       935,950                     997,235
Common stock issued to repay officer's loan     25,025,000        25,025       361,975                     387,000
Common stock issued for cash                    16,649,400        16,649        28,631                      45,280
Common stock issued in exchange for services     3,071,428         3,071        39,930                      43,001
Officer's loan reclassified to additional
   paid in capital                                                              22,533                      22,533
Net loss                                                                                    (908,963)     (908,963)
                                               --------------------------------------------------------------------
Balance, December 31, 2003 (Restated)          117,458,108   $   117,458   $ 9,230,094  $(10,207,000)  $  (859,448)

Common stock issued under employee
   stock incentive plan                         83,833,350        83,833     2,945,598                   3,029,431
Common stock issued in exchange for services     5,225,346         5,225        72,200                      77,425
Common stock issued to placement agent
   for convertible debentures                    2,000,000         2,000        94,000                      96,000
Warrants issued for services                                                    35,000                      35,000
Value of beneficial conversion feature of
   convertible debentures                                                      169,038                     169,038
Net loss                                                                                  (2,382,233)   (2,382,233)
                                               --------------------------------------------------------------------
Balance - December 31, 2004                    208,516,804   $   208,516   $12,545,930  $(12,589,233)  $   165,213
                                               ============  ============  ===========  =============  ============

     See notes to consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                               2003
                                                              ------------  -----------
                                                                  2004      (Restated)
                                                              ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $(2,382,233)  $ (908,963)
    Adjustments to reconcile net loss to
     net cash (used in) provided by operating activities:
      Compensatory elements of stock issuances                    325,279      142,890
      Warrants issued for consulting services                      35,000            -
      Capitalized software costs charged to expense                75,293            -
      Write down of fixed assets                                   28,192            -
      Amortization of deferred financing costs                     29,838            -
      Amortization of beneficial conversion feature                29,298            -
      Amortization of capitalized software                         45,456            -
      Depreciation                                                 12,697       30,681
    Changes in assets and liabilities
      Accounts receivable                                          (2,014)      22,071
      Deposits                                                    (31,560)       6,676
      Demonstration devices                                       (27,385)           -
      Accounts payable and accrued expenses                       108,364      (99,821)
      Payroll taxes                                              (274,672)      39,438
                                                              ------------  -----------
    NET CASH (USED IN) PROVIDED BYOPERATING ACTIVITIES         (2,028,447)    (767,028)
                                                              ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (44,441)           -
  Capitalized software development costs                         (488,716)    (215,299)
                                                              ------------  -----------
   NET CASH USED IN INVESTING ACTIVITIES                         (533,157)    (215,299)
                                                              ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from officer's loan                                          -      309,651
  Repayment of officer's loan                                           -      (60,000)
  Officer's loans contributed as additional paid-in capital             -            -
  Proceeds from the exercise of employee stock options          2,781,577      897,346
  Proceeds from sale of common stock                                    -       45,280
  Proceeds from issuance of convertible debentures                395,000            -
  Deferred financing costs                                        (61,350)           -
  Repayment of line of credit                                     (50,000)           -
  Principal paid on loan payable to officer                      (669,612)           -
  Cash overdraft                                                        -      (14,930)
                                                              ------------  -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,395,615    1,177,347
                                                              ------------  -----------

      (DECREASE) INCREASE IN CASH                                (165,989)     195,020
      CASH  - BEGINNING OF YEAR                                   195,020            -
                                                              ------------  -----------
      CASH  - END OF YEAR                                     $    29,031   $  195,020
                                                              ============  ===========

     See notes to consolidated financial statement

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW                  2004      2003
    INFORMATION                                     --------  --------
    Cash paid during the year for:
      Interest expense                              $ 99,136  $      -
      Income taxes                                         -         -
      Common stock issued in exchange for services   325,279   142,890
      Warrants issued for consulting services         35,000         -
                                                    --------  --------
                                                    $459,415  $142,890
                                                    ========  ========

     See notes to consolidated financial statement

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------

The Company was incorporated in May 1999 under the laws of the State of Georgia for the purpose of providing international telecommunications and wireless services. The Company's principal source of revenue in 2003 was from providing satellite television services under a dealership agreement with EchoStar Communications.

In 2004 the Company phased out of the satellite television services business. The Company developed TransTRAK, a proprietary software product that utilizes Global Positioning Systems ("GPS") technology for vehicle tracking and fleet management. TransTRAK is a Web-based turnkey solution for real-time, mobile asset management

The Company has contracted with a San Antonio, Texas-based research and development company to lead in the research and development effort of its satellite-enabled products. In April 2004, the Company formed a wholly owned subsidiary, PlanetTRAKS, for the purpose of introducing TransTRAK to the satellite-based mobile asset management market.


In May, PlanetTRAKS entered into a test agreement with Estrella Blanca, a Mexican bus company, whereby they would test the TransTRAK system. In July 2004, the Company and Estrella Blanca verbally agreed to the terms of a first order of the TransTRAK system. In November, 2004 the Company signed a contract with Estrella Blanca for 100 units. The Company also begun processing commercial orders in the USA in July, 2004
..
These consolidated financial statements present the results of the PlanetLink Communications, Inc. and its newly formed subsidiary PlanetTRAKS, Inc. ("PlanetTRAKS"), collectively, the "Company." All inter-company balances and transactions have been eliminated in consolidation

Going Concern
-------------

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $2,382,233 and $908,963 for the years ended December 31, 2004 and 2003, respectively, and has an accumulated deficit of $12,589,233 as of December 31, 2004. The Company has incurred negative cash flow from operating activities for the years ended December 31, 2004 and 2003. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business

The Company has limited capital resources and requires additional funding to sustain its operations, accomplish its growth objectives and market its planned products and services. The Company's continued existence is dependent upon several factors, including its ability to attain a substantial base of subscribers for TransTRAK, its web based mobile asset management system, and its ability to raise additional capital. There can be no assurance that the Company will be successful in its efforts to generate operating cash flows through the execution of its business plan or that it will be able to raise the capital it needs to sustain its operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flow improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.


Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.


Use of Estimates
----------------

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

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the double declining balance method over the estimated economic lives of the assets which range from five to seven years. Depreciation expense for the years ended December 31, 2004 and was $12,697.

Software Development Costs
--------------------------
In accordance with SFAS No. 86, the Company capitalizes certain costs associated with the development of its proprietary software at such time that it determines that the technological feasibility of the product is established. Costs incurred to develop software prior to the achievement of technological feasibility are expensed as incurred.

Amortization of software development costs commences when the related products become available for general release to customers at the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future revenues for that product, or (b) the straight line method over the remaining estimated economic life of the product. In July, 2004 the Company's TransTRAK product line was made available to the market. For the year ended December 31, 2004 the Company recorded $45,456 of amortization expense on a straigHt-line basis over a period of five years. There was no amortization expense for the year ended December 31, 2003.

Long-Lived Assets
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

During the year ended December 31, 2004 the Company performed an internal review of its property and equipment and determined that due to obsolesce, the carrying value of certain assets is no longer recoverable. As a result of this review, the Company recorded a $28,192 impairment charge.

In addition, the Company determined that a portion of its capitalized software development costs are not associated with the version of TransTRAK that it released for commercial distribution in July 2004. As a result, the Company recorded a $75,293 charge to operations for software development costs that it no longer believes are recoverable.


Fair Value of Financial Instruments
-----------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $2,382,233 and $908,963 for the years ended December 31, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $449,375 as of December 31, 2004.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts.

Income taxes
------------

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

Revenue Recognition
-------------------

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Product Development Costs
-------------------------

Product development costs include expenses incurred by the Company for research, design and development of the Company's proprietary technology. Product development costs charged to operations amounted to $133,488 and $0 for the years ended December 31, 2004 and 2003, respectively.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses
incurred.  Advertising   expense charged to operations amounted to $39,715 and
$-0- for the years ended December 31, 2004 and 2003, respectively.


Net Loss per Common Share
-------------------------

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the years ended December 31, 2004 and 2003, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.


Stock-Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

The difference between the fair market value and intrinsic value of stock options issued to employees during the years ended December 31, 2004 and 2003 were insignificant to the Company's financial statements.

Segment Information
-------------------

The Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker or decision-making group. The decision maker(s) may use this discrete information in making decisions concerning how to allocate resources and evaluate performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

New Accounting Pronouncements
-----------------------------


In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE 2 - PROPERTY AND EQUIPMENT

The Company's property and equipment at December 31, 2004 and 2003 consist of the following:

                                                         2003
                                             2004     (Restated)
                                         -----------  -----------
          Office furniture
            and equipment                $   36,041   $   91,176
          Leased equipment                    8,083            -
                                         -----------  -----------
          Equipment at cost                  44,124       91,176
          Less accumulated depreciation      (6,968)     (57,571)
                                         -----------  -----------
          Total                          $   37,156   $   33,605
                                         ===========  ===========


Office furniture and equipment are depreciated on straight line basis over the estimated useful life of 5 years. Depreciation expense was recorded as $12,697and $30,681 for the years ended December 31, 2004 and 2003, respectively.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

During the year ended December 31, 2004 the Company has discontinued the use of assets of book value of $ 91,176 and accumulated depreciation of $62,984, resulting in a charge of $28,192 to operations.


NOTE 3 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In September, 2003 the Company entered into a contract with Karta Technologies to develop proprietary software for the Company for commercial fleet management. The software enables customers to set geofences, receive stop/start reports and monitor the location of their vehicles. The software development for the TransTRAK product line was completed in July, 2004. The Company's capitalized software development costs, net at December 31, 2004 and2003 consist of the following:

                                                                2003
                                                    2004     (Restated)
                                                -----------  -----------
          Capitalized Software Development      $   704,015  $   290,592
            less accumulated amortization            45,456            -
                                                -----------  -----------
          Net Capitalized Software Development  $   658,559  $   290,592
                                                ===========  ===========

In July, 2004, the Company began to market the TransTrak product line and is confident that it will recover the economic value of its software development costs in future periods. However, at this early stage there can be no assurances that forward looking assumptions will come to fruition. The Company will continue to monitor the economic results in future periods against the economic value of the development costs for any possible impairment.

Amortization expense for the TransTRAK development costs at December 31, 2004 was recorded as $45,456. There was no amortization expense recorded in 2003.

NOTE 4- DEFERRED FINANCING COSTS

Costs incurred in connection with the Company's sale of $395,000 of 6% Convertible Debentures (NOTE 10). Deferred financing costs consist of legal fees, commission expense and the value of stock issued to the placement agent.

                                                                2003
                                                   2004       Restated)
                                                -----------  -----------
          Deferred financing costs
                                                $   157,350  $         -
            Less Accumulated amortization            29,838            -
                                                -----------  -----------
            Deferred financing costs, net       $   127,512  $         -
                                                ===========  ===========

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Deferred financing costs are being amortized over the term of the Convertible Debentures, which is three years. Amortization of the deferred financing costs for the year ended December 31, 2004 amounted to $29,838 and is included as a component of interest expense.


NOTE 5- ACCRUED EXPENSES AND ACCOUNTS PAYABLE

The Company's accrued expense and accounts payable consist of the following as of December 31, 2004 and 2003 :

                                                     2003
                                         2004     (Restated)
                                     -----------  -----------
          Accounts payable and
              accrued expenses       $   115,570  $    71,965
                                     ===========  ===========

The accrued expenses and accounts payable include operating expenses as well as other accruals relative to the year end concerned as well as sales tax payable.

NOTE 6 - PAYROLL TAXES PAYABLE

In 2003 the Company was negotiating with the United States Treasury Department, Internal Revenue Service ("IRS"), with respect to unpaid payroll taxes. The Company made an Offer in Compromise to the IRS and sought to have certain penalties and related interest expense abated. Accounts and accrued expenses payable include $40,000 in 2003 of interest and penalties due to the IRS for late filing and payment of payroll taxes. Interest expense related to the aforementioned payroll taxes payable. As of December 31, 2004 and 2003 the following amounts were due the IRS for unpaid payroll taxes:

                                                     2003
                                         2004     (Restated)
                                     -----------  -----------
                                     $   274,672  $   274,672
          Accrued payroll taxes                -  $   274,672
                                     ===========  ===========

In the first two quarters of 2004, the Company paid all delinquent payroll taxes due. In the third quarter, 2004 the Company began using a payroll service that requires direct deposit of payroll taxes.

NOTE 7 - DISCONTINUED LINE OF CREDIT PAYABLE

The Company had a line of credit with Citizens Trust Bank. The line of credit accrued interest at 7.5% per annum. The Company defaulted on the line of credit because of non-payment. The Company entered into a consent order with Citizens Trust Bank for resolution and settlement that provides for the company to make 25 monthly payments in the amount of $2,000 each for a total of $50,000. In the first quarter of 2004, the Company paid all amounts due on the line of credit.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE 8 - LOAN PAYABLE - OFFICER

The loan payable to the Company's current CEO plus former CEO consist of the following as of December 31, 2004, 2003 and 2002, respectively:

                                                               2003
                                                    2004    (Restated)
                                                  --------  -----------
               Demand note dated December 31,
                 2002 due to the Company's
                 President that accrues interest
                 at 10% per annum, beginning
                 January 1, 2003.                        -  $   570,476
               Accrued interest                          -       77,446
               Demand note dated December 31,
                 2003 due to the Company's
                 President that accrues interest
                 at 10% per annum, beginning
                 January 1, 2003.                  307,438      307,438
               Accrued interest                     57,412       26,668
                                                  --------  -----------
                                                  $364,850  $   982,028
                                                  ========  ===========

The demand note dated December 31, 2002 plus interest accrued to the Company's current CEO was repaid in its entirety in 2004. In 2004 interest expense recorded on the current CEO's loans was $21,690 on the 2002 note. This interest was paid. In addition, $30,744 was accrued on the 2003 note. Total interest expense on officer notes amounted to $52,434 in 2004 and $104,114 in 2003.

NOTE 9 - CONVERTIBLE  DEBENTURES

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

The intrinsic value of the beneficial conversion feature in each of the above Debenture issuances is being amortized over the term of the Debentures, which is three years. The Company recorded $29,298 of accretion during the year ended December 31, 2004, which is included as a component of interest expense in the accompanying statement of operations.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   (NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

The Debentures are redeemable by the Company, in whole or in part, at the Company's option, at 120% of the then outstanding principal amount of the Debentures. If the redemption occurs more than six (6) months from the date of the individual closings the redemption shall be set at 125%. If the redemption occurs more than one (1) year from the date of individual closings the amount will be set at 131%. The issuers shall give ten (10) days written notice of intent to redeem the Debentures in whole or in part, during which period no conversions shall be permitted. The outstanding principal balance of the Debentures as of December 31, 2004 net of their unamortized discount plus accrued interest is $364,850.

Accrued interest under the Debentures may be paid in cash or common stock upon maturity at 70% of the then fair market value. In the event of an uncured default, the investor(s) may accelerate full repayment of the Debentures in the amount of 130% of the then outstanding balance plus accrued interest.

In connection with this private placement, the Company issued to the placement agent 2,000,000 shares of common stock valued at $96,000 and incurred $61,350 of other debt issuance costs. Such amounts are included in Deferred Financing Costs (NOTE 5).


NOTE 10 - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $12,500,000 which expire through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $4,400,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not realized.

Components of deferred tax assets as of December 31, 2004 are as follows:

          Non Current:
                 Net operating loss carryforward  $ 4,400,000
                 Valuation allowance               (4,400,000)
                                                  ------------
                 Net deferred tax asset           $         -
                                                  ============


NOTE 11 - RELATED PARTY TRANSACTIONS

During 2004 the Company had the following related party transactions. In 2002 the Company's current CEO loaned the Company monies as described in Note 8. This promissory note plus accrued interest was paid in its entirety in 2004. Also in 2003 the Company's current CEO loaned the Company monies in the amount of $307,438 as described in Note 8. This loan payable to officer plus accrued interest was outstanding as of December 31, 2004.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Also during the second quarter, 2003 the Company moved its offices to premises owned and controlled by the Company's current President. That arrangement was terminated in the second quarter, 2004 when the Company moved to its operating headquarters in San Antonio, Texas

NOTE 12 - CAPITAL STOCK AND WARRANTS

The Company is authorized to issue 800,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2004 the Company has issued and outstanding 208,516,804 shares of common stock. The Company is also authorized to issue 100,000,000 shares of preferred stock with a par value of $1.00 per share. There are no preferred shares are outstanding at December 31, 2004.

Common stock transactions during the year ended December 31, 2003:

Common Stock issued to Officers, Directors and Employees
--------------------------------------------------------


In 2003 The Company issued 25,025,000 shares valued at $387,000 to its current CEO in repayment of monies he had loaned to the Company. The Company also issued 3,071,438 shares of stock to a director for past services valued at $43,001.

Company Stock Sold for Cash
---------------------------

In 2003 the Company sold 16,649,400 shares of common stock for $45,280.

Common stock transaction during the year ended December 31, 2004:

Common Stock issued to Officers, Directors and Employees
--------------------------------------------------------

During the year ended December 31, 2004 the Company issued 300,346 shares of common stock valued at $9,250 to Board members in exchange for their services at Company Board meetings. In September, 2004 the Company also issued 600,000 shares of restricted common stock valued at $18,600 to its chief executive officer for his services in lieu of a bonus.

In September, 2004 the Company issued 825,000 shares of restricted common stock valued at $25,575 to employees as a bonus.


Common Stock and Common Stock Purchase Warrants Issued for Services
-------------------------------------------------------------------

In exchange for compensation consisting of 3,500,000 shares of the Company's common stock valued at $24,000 the Company entered into a one-year consulting agreement for services provided during 2004.

In June, 2004 the company issued 2,000,000 shares of common stock valued at $96,000 to the placement agent in connection with the sales of its convertible debentures.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

                       Warrants  Outstanding                      Warrants Exercisable
                       ---------------------                      --------------------
                                             Weighted
                                              Average
                              Number        Contractual          Number       Weighted Average
     Exercise              Outstanding      Life (Years)       Exercisable     Exercise Price
     --------              -----------      ------------       -----------     --------------
     prices:
     ------
           $      .020         2,000,000               1.0          2,000,000  $            .020
           $      .015         1,000,000               1.0          1,000,000               .015
                        ----------------
                               3,000,000              12.0          3,000,000  $           .0175
                        ================  ================  =================  =================

Transactions involving the Company's warrant issuance are summarized as follows:

                                                            Weighted
                                          Number of         Average
                                            shares      Exercise Price
                                       ---------------  ---------------
     Outstanding at January 1, 2003                  -  $             -
     Granted                                         -                -
     Exercised                                       -                -
     Cancelled                                       -                -
                                       ---------------  ---------------
     Outstanding at December 31, 2003                -                -
     Granted                                 3,000,000            .0175
     Exercised                                       -                -
     Cancelled                                       -                -
                                       ---------------  ---------------
     Outstanding at December 31, 2004        3,000,000  $         .0175
                                       ===============  ===============

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 1 year, a risk free interest rate of 1.875%, a dividend yield of 0% and volatility of 40%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $ 35,000 and $0 during the year ended December 31, 2004 and 2003, respectively

All valuations of common stock and equity issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.


NOTE  13  -  DISCONTINUED  OPERATIONS

As of December 31, 2003 the Company phased out of the satellite television services business. Accordingly the satellite television service segment's results have been accounted for as a discontinued operation and all periods shown have been restated to reflect discontinued operations accounting.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the years ended December 31, 2004 and 2003 were:

                                             2003
                                 2004     (Restated)
                              -----------  -----------
                               ($908,963)   ($908,963)
               Revenues                -   $  451,675
               Expenses                -    1,360,638
                              ------------------------
                 Net (Loss)            -    ($908,963)
                              ===========  ===========


NOTE 14 - EMPLOYEE STOCK INCENTIVE PLAN

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

During the year ended December 31, 2004, the Company granted an aggregate of 83,833,350 stock options to employees with exercise prices ranging from 90% to 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $247,854, is included in compensatory element of stock based compensation in the Company's statement of operations for the year ended December 31, 2004. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions. In 2003, 61,284,637 stock options were granted to employees with an exercise price ranging from 85% to 95% of the fair market value of the stock. The intrinsic value of these options, which amounted to $99,889, is included in compensatory element of stock based compensation in the Company's statement of operations for the year ended December 31, 2003.

NOTE 15 - LOSSES  PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that are not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of:

     Warrants to purchase common stock                     3,000,000
     Shares issuable upon conversion of 6%
           convertible debentures due December 31, 2007   46,818,966
                                                          ----------
           Total as of December 31, 2004                  49,818,966
                                                          ==========

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 16 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Dispute with Former Chief Executive Officer
-------------------------------------------

     In early 2004, we were notified by Kayode Aladesuyi ("Mr. Aladesuyi"), our former Chief Executive Officer and certain of his family members (collectively, the "Aladesuyi Family"), of Mr. Aladesuyi's demand for payment of unpaid salaries, bonuses and unpaid loans, and interest thereon. In addition, Mr. Aladesuyi and his family demanded that we remove restrictive legends from shares of our common stock previously issued to them.

     We responded to the Aladesuyi Family denying that we were indebted to them for any amount, and questioning the propriety and validity of their claims to unrestricted shares and compensation. We raised the defenses of offset and recoupment, and asserted that certain actions and inactions by the Aladesuyis caused substantial damage to us.

     On October, 7, 2004, we filed a civil suit against the Aladesuyi family. On December 29, 2004 a Final General Release and Settlement Agreement was signed by us and the Aladesuyi family, resolving the matter amicably to the mutual satisfaction of all parties. The settlement did not involve the payment of any money or other compensation by us to the Aladesuyi family but includes mutual confidentiality covenants. The terms of the settlement allowed the Aladesuyi family to sell their shares. Each party was responsible for its own attorneys' fees.

     As of this report, there are no other known threatened or pending legal proceedings against us.

Office Rental
-------------

The Company leases office space on a short term basis for its cooperate offices in San Antonio, Texas

Rental expense charged to operations amounted to $11,517 and $0 for the years ended December 31, 2004 and 2003, respectively.

NOTE  17  -  RESTATEMENT FROM 2003

As noted by the Company's former certified public accountant in their opinion letter regarding the Company's 2003 financial statements (see page 19 of this report), the Company's financial statements were restated in 2003 for the following reasons:

Restatement of 2003 Financial Statements
----------------------------------------

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

These errors resulted in an understatement of the Company's previously reported net loss for the year ended December 31, 2003 of $356,481, of which $307,438 is attributed to the previously reported revenue for that year being overstated and operating expenses and interest expense being understated by $22,375 and $26,668, respectively. In addition, these errors also resulted in an understatement of previously reported total liabilities at December 31, 2003 by $356,481 and an understatement of accumulated deficit in the same amount. As such, the officer's loan payable as now reflected, based on this second restatement of the financial statements for the year ended December 31, 2003, is $307,438 higher than previously reported, and accounts payable and accrued expenses are $49,043 higher than previously reported.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 2, 2004, as reported on Form 8-K filed with the Commission on June 9, 2004, we dismissed our independent certifying accountant, Kahn Boyd Levychin, LLP ("Kahn Boyd").

     Kahn Boyd's report on our financial statements for the year ended December 31 2003 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Kahn Boyd's report on Form 10-KSB for the year ended December 31, 2003, and Form 10-QSB for the period ended March 31, 2004 raised substantial doubt about our ability to continue as a going concern.

     The decision to change accountants was recommended by our board of directors.

     During the two most recent fiscal years and any subsequent interim period through June 2, 2004 there have not been any disagreements between us and Kahn Boyd on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Kahn Boyd, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

     We provided Kahn Boyd with a copy of our current report on Form 8-K before its filing with the Commission on June 9, 2004. We requested Kahn Boyd to furnish us with a letter addressed to the Commission stating whether it agreed with the statements made by us in the June 9, 2004 current report and, if not, stating the respects in which they did not agree. We filed Kahn Boyd 's letter as an exhibit to our current report on Form 8-K filed with the Commission on June 9, 2004.

     On June 25, 2004 we engaged Marcum & Kliegman LLP, certified public accountants, ("Marcum & Kliegman") as our independent accountants to report on our balance sheet as of December 31, 2004 and subsequent periods, and the related combined statements of income, stockholders' equity and cash flows for the years then ended. The decision to appoint Marcum & Kliegman was approved by our board of directors.

     During our two most recent fiscal years and any subsequent interim period prior to the engagement of Marcum & Kliegman, neither the registrant nor anyone on our behalf consulted with Marcum & Kliegman regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

     On  February  2,  2005 Marcum & Kliegman resigned as our auditor of record.

     During the period beginning on June 25, 2004, the date of Marcum & Kliegman's engagement through February 2, 2005 there have not been any disagreements between us and Marcum & Kliegman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum & Kliegman, would have caused Marcum & Kliegman to make reference to the subject matter of the disagreements in connection with their reports on our financial statements for such periods.

     We provided Marcum & Kliegman with a copy of our disclosures on Form 8-K before its filing with the Commission on February 17, 2005. We requested Marcum & Kliegman to furnish us with a letter stating whether Marcum & Kliegman agreed with the statements made by us in the June 9, 2004 current report. We included Kahn Boyd's letter as an exhibit to our current report on Form 8-K filed with the Commission on February 17, 2005.

     Effective February 22, 2005, we engaged Russell Bedford Stefanou Mirchandani, LLP ("Russell Bedford") as our independent accountants to report on our balance sheet as of December 31, 2004, and the related combined statements of income, stockholders' equity and cash flows for the years then ended. The decision to appoint Russell Bedford was approved by our Board of Directors.

     During our two most recent fiscal years and any subsequent interim period prior to the engagement of Russell Bedford, neither we nor anyone on our behalf consulted with Russell Bedford regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

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

ITEM  8B     OTHER INFORMATION.

     None.


                                    PART III

ITEM  9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our directors and executive officers are:

NAME                         AGE                   POSITION                    DIRECTOR SINCE
----------------------       ---   -----------------------------------------   --------------
M. Dewey Bain                54    president, director, treasurer, and chief       2002
                                                 executive officer

Harold Jackson, M.D.         43                      chairman                      2001

Melvin Williams, Ph.D.       51                      director                      2001

Darrell Carver               41                      director                      2001

     Our executive officers are elected annually by our board of directors. There are no family relationships among our directors and executive officers.

     M. Dewey Bain was elected to our board of directors in August 2002 and appointed president in October 2002. In March 2003, Mr. Bain also was appointed treasurer. Prior to joining Planetlink, Mr. Bain was the principal partner of Independent Trust Administrators. Mr. Bain was a trial attorney for the Texas Department of Public Welfare and the City of San Antonio, Texas. Mr. Bain also served in the Judge Advocate General Corps (J.A.G.) of the United States Army Reserves for 10 years. Mr. Bain graduated from David Lipscomb College in 1971 with a Bachelor of Arts degree and earned his Juris Doctor degree from the University of Texas in 1975. Other than as noted above, Mr. Bain has not held any position in a reporting public company during the last five years.

     Harold Jackson, M.D. became chairman of Planetlink in March 2003. Dr. Jackson is a pulmonary and critical care physician. During the past five years, he has been a partner with Southeastern Lung Care P. C. in Decatur and Conyers, Georgia, where he treats patients suffering from asthma, emphysema and other respiratory ailments. He has hospital affiliations with Dekalb Medical Center, Rockdale Hospital, Decatur Hospital, Newton General Hospital and Emory Northlake Regional Medical Center. He is an independent speaker for Glaxo and various other pharmaceutical companies. Other than as noted above, Mr. Jackson has not held any position in a reporting public company during the last five years.

     Melvin Williams, Ph.D. graduated with a B.A. degree in psychology from Emory University in 1975 and a M.S.W. degree from Atlanta University School of Social Work in 1979. In 1987, Dr. Williams received his Ph.D. from Florida State University. At present, Dr. Williams serves as the Practice Administrator and Chief Financial Officer for Greater Atlanta Women's Healthcare Associates, a private OB/GYN group practice in Atlanta. Prior to joining Greater Atlanta
Women's Healthcare Associates, Dr. Williams served as practice consultant to several private medical practices. He is a faculty member at Clark Atlanta University. He has published several professional articles and holds the rank of Associate Professor at Moore House School of Business. He is the director of the Undergraduate Program in Social Work at Clark Atlanta University. Dr. Williams has and is currently serving on several professional and community advisory boards and is a member of numerous professional organizations. Other than as noted above, Dr. Williams has not held any position in a reporting public company during the last five years.

     Darrell Carver graduated with a B.B.A. from Tennessee State University in 1985 and a J.D. from Howard University School of Law in 1990. He is currently a trial attorney with Thomas, Means, Gillis & Seay. His areas of concentration are medical malpractice; catastrophic personal injury; nursing home negligence and abuse; class action and mass tort litigation; and general civil litigation. In 1998, he formed Darrell T. Carver, P.C., Stone Mountain, Georgia. His focus areas were civil and criminal litigation, personal injury, medical malpractice, and negligence. He was previously employed as a trial attorney for Sharon W. Ware & Associates. He has served as an Assistant District Attorney for Fulton County, Georgia and an associate attorney with Alston & Bird, LLP. Mr. Carver was admitted to the Georgia Bar, the U.S. Court of Appeals for the Eleventh Circuit, the United States District Court for the Northern District of Georgia, the Georgia Supreme Court, and the Georgia Court of Appeals in 1991. He is currently a member of the American Trial Lawyers Association, the Georgia Trial Lawyers Association, the American Bar Association, the National Bar Association, the DeKalb Bar Association and the DeKalb Lawyers Association. Other than as noted above, Mr. Carver has not held any position in a reporting public company during the last five years.

SECTION  16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of six persons who during the year ended December 31, 2004, were directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

- M. Dewey Bain. Mr. Bain was an officer and director during the entire year 2004. Mr. Bain failed to timely file a Form 4 for the year ended December 31, 2004.

- Darrell Carver. Mr. Carver was an officer and director during the entire year 2004. Mr. Carver failed to timely file a Form 4 for the year ended December 31, 2004.

- Sharon Cooper. Ms. Cooper was an officer since May 1, 2004. Ms. Cooper failed to timely file a Form 4 for the year ended December 31, 2004.

- Melvin Williams. Mr. Williams was an officer and director during the entire year 2004. Mr. Williams failed to timely file a Form 4 for the year ended December 31, 2004.

COMMITTEES OF THE BOARD OF DIRECTORS

     Compensation Committee. Our board of directors has recently created a compensation committee. However, no members to the committee have been appointed and the committee has not been formally organized. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. Our board adopted a written charter for the compensation committee. Since the compensation committee has been formed recently, there have been no meetings held or members appointed at the time of this Annual Report.

     Audit Committee. Our board of directors has recently created an audit committee which will be directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. The audit committee is comprised of the three outside directors. Our board adopted a written charter for the audit committee. The audit committee will review and evaluate our internal control functions. Since the audit committee has been formed recently, there have been no meetings held or members appointed at the time of this Annual Report.

     The members of the audit committee will be independent as defined under Rule 4200(a)(15) of the NASD's listing standards.

     Executive Committee. We do not have an executive committee, although our board of directors is authorized to create one.

     Nominating Committee. Our board of directors has recently created a nominating committee. No meetings have been held or members appointed. The functions to be performed by the nominating committee include selecting candidates to fill vacancies on the board of directors, reviewing the structure and composition of the board, and considering qualifications requisite for continuing board service. The nominating committee will consider candidates recommended by any of our stockholders. Any such recommendation for the 2005 Annual Meeting of Shareholders should be provided to our corporate secretary by March 31, 2005.

     The policies and procedures with respect to the consideration of such candidates are set forth below.

     The recommended candidate is to be submitted to us in writing addressed to our principal offices in Rancho Cucamonga, California. The recommendation is to be submitted by the date specified in Rule 14a-8 of the Securities Exchange Act of 1934, as amended for submitting shareholder proposals to be included in the Company's annual shareholders' meeting proxy statement.

     The recommendation shall be in writing and shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our board of directors; and information responsive to the requirements of Regulation S-K, Item 401 with respect to the candidate; and state the number of shares of our stock beneficially owned by the candidate. The recommendation shall include a written statement of the candidate as to why the candidate believes that he meets the director qualification criteria and would otherwise be a valuable addition to our board of directors.

     The nominating committee shall evaluate the recommended candidate and shall, after consideration of the candidate after taking account of the director qualification criteria set forth below, determine whether or not to proceed with the candidate in accordance with the procedures outlined under "Process for Identifying Candidates" below.

     These procedures do not create a contract between us, on the one hand, and our security holder(s) or a candidate recommended by our security holder(s), on the other hand. We reserve the right to change these procedures at any time, consistent with the requirements of applicable law and rules and regulations.

     Director Qualifications Criteria. A majority of the board of directors must be "independent" in accordance with NASDAQ, the Exchange Act and SEC rules and regulations. As minimum qualifications, all candidates must have the following characteristics:

-    The  highest  personal  and  professional  ethics,  integrity  and  values;

- Broad-based skills and experience at an executive, policy-making level in business, academia, government or technology areas relevant to our activities;

- A willingness to devote sufficient time to become knowledgeable about our business and to carry out his duties and responsibilities effectively;

- A commitment to serve on the board for two years or more at the time of his initial election; and

-    Be  between  the  ages  of  30 and 70, at the time of his initial election.

     Process for Identifying and Evaluating Candidates. The nominating committee's process for identifying and evaluating candidates is:

- The chairman of the board, the nominating committee, or other board members identify the need to add new members to the board with specific criteria or to fill a vacancy on the board;

- The chair of the nominating committee initiates a search, working with staff support and seeking input from the members of the board and senior management, and hiring a search firm, if necessary;

- The nominating committee identifies an initial slate of candidates, including any recommended by security holders and accepted by the nominating committee, after taking account of the director qualifications criteria set forth above;

- The nominating committee determines if any board members have contacts with identified candidates and if necessary, uses a search firm;

- The chairman of the board, the chief executive officer and at least one member of the nominating committee interview prospective candidate(s);

- The nominating committee keeps the board informed of the selection progress;

-    The  nominating committee meets to consider and approve final candidate(s);
     and

     The nominating committee presents selected candidate(s) to the board and seeks full board endorsement of such candidate(s).

COMPENSATION OF DIRECTORS

     We pay directors who are not also our employees a fee of $250 per regular board meeting, $250 per emergency board meeting, $250 per telephonic board meeting with quorum, $250 per committee meeting, and $250 per stockholders' meeting. We reimburse all of our directors for expenses incurred in attending board meetings

     At the Board of Directors meeting held on January 6, 2005 a resolution was passed stating that outside directors will be paid for attendance to each Board meeting whether in person or by teleconference $1,000.00. Each director may elect to receive payment in the form of stock at the closing price for the Board meeting date, money or a combination of both.

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

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was attached as an exhibit to our amended Annual Report for the fiscal year ended December 31, 2003, filed with the Commission on February 28, 2005. We have posted a copy of the code of ethics on our website at www.planettraks.com

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1415 Bookhout Drive, Cumming, Georgia 30041, telephone (678) 455-7075.

ITEM 10.     EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The compensation program for executives at the Company can consist of the following three elements:

-    A base salary,

-    A performance bonus, and

-    Periodic grants and/or options of our common stock.

     BASE SALARY. THE CHIEF EXECUTIVE OFFICER AND ALL OTHER SENIOR EXECUTIVE OFFICERS RECEIVE A BASE SALARY BASED ON SUCH FACTORS AS COMPETITIVE INDUSTRY SALARIES, A SUBJECTIVE ASSESSMENT OF THE CONTRIBUTION AND EXPERIENCE OF THE OFFICER, AND THE SPECIFIC RECOMMENDATION BY THE CHIEF EXECUTIVE OFFICER The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Planetlink Communications, Inc. for the fiscal years ended December 31, 2002, 2003 and 2004.

                                                           ANNUAL COMPENSATION
                                              -------------------------------------------------
                                                                                 OTHER ANNUAL
NAME AND PRINCIPAL POSITION        YEAR          SALARY ($)       BONUS ($)     COMPENSATION($)
-----------------------------------------------------------------------------------------------
Harold D. Jackson,                      2002              -0-              -0-              -0-

Chairman                                2003           12,000              -0-              -0-

                                        2004           12,000              -0-              -0-

-----------------------------------------------------------------------------------------------
M. Dewey Bain,                          2002              -0-              -0-              -0-

President                               2003           80,106              -0-              -0-

                                        2004          240,000              -0-           18,600
-----------------------------------------------------------------------------------------------

     The president of the company was awarded 600,000 shares of stock valued at $18,600 for his service to the company.

     Performance Bonus. A portion of each officer's total annual compensation is in the form of a bonus. All bonus payments to officers must be approved by the compensation committee based on the individual officer's performance and company performance. For fiscal 2004 no bonus compensation was paid to any of our executive officers.

     Stock Incentive. Stock options are granted to executive officers based on their positions and individual performance. Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The compensation committee considers the recommendations of the chief executive officer for stock option grants to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation. For fiscal 2004 no stock
option  grants  were  granted   to  any  of  our  executive  officers.

EMPLOYMENT AGREEMENTS

     We do not have employment agreements with any of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31,, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-    Each  director;

-    Each  named  executive  officer;  and

-    All  directors  and  officers  as  a  group.

                                               SHARES BENEFICIALLY OWNED (2)
                                               -----------------------------
           NAME OF BENEFICIAL OWNER (1)            NUMBER         PERCENT
           ----------------------------        --------------  -------------
     Harold D. Jackson                              5,423,655          2.28%
     M. Dewey Bain                                 25,922,393         10.91%
     Darrell Carver                                 1,064,393          0.03%
     Sharon Cooper                                    310,000          0.13%
     Melvin Williams                                  140,408          0.06%
     TOTALS                                        32,860,849         13.41%

________
*     Less  than  one  percent.
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Planetlink Communications, Inc., 1415 Bookhout Drive, Cumming, Georgia 30041Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.
(2)  Beneficial ownership is determined in accordance with the rules of the SEC.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Planetlink Communications, Inc.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company, during 2003, awarded 25 million shares of stock to M. Dewey Bain, President and Treasurer, to reduce the amount of the note owed by the Company to M. Dewey BainAs of December 31, 2004, the Company owes M. Dewey Bain, President and Treasurer, $364,850 including accrued interest as a note payable. The terms and analysis of the note are discussed in NOTE 9 of the financial statements which are made a part of this document.

     In 2003 the Company's principal office was moved to premises owned and controlled by its current CEO. In 2004 the Company moved its principal office to 10715 Gulfdale Suite 285, San Antonio, Texas, a leased space. This move concluded the use of office space owned and controlled by the current CEO

     There are no other related party transactions

ITEM 13.     EXHIBITS.

EXHIBIT                 IDENTIFICATION OF EXHIBIT
-------                 -------------------------
  NO.
  ---
  3.1*   Articles  of  Incorporation  (filed as Exhibit 3(ii) to the Registration Statement on Form 10-SB/12g,  filed on October 12, 2000 and incorporated herein by reference)
  3.2*   Articles of Amendment to the Articles of Incorporation
  3.3*   By-laws  (filed  as  Exhibit  3(i)  to  the  Registration  Statement on Form 10-SB/12g, filed on October 12,
         2000 and incorporated herein by reference)
   14*   Code of Ethics
 31.1**  Certification  of  M. Dewey Bain, Chief Executive Officer and Chief Financial Officer of Planetlink
         Communications, Inc., pursuant to 18 U.S.C.  1350, as adopted pursuant to  302 of the Sarbanes-Oxley
         Act of 2002.
 32.1**  Certification of M. Dewey Bain, Chief Executive Officer and Chief Financial Officer of Planetlink
         Communications, Inc., pursuant to 18 U.S.C.  1350, as adopted pursuant to  906 of the Sarbanes-Oxley
         Act of 2002.

----------
*    Previously Filed
**   Filed Herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed by Russell Bedford Stefanou Mirchandani, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2004 were $$37,500

     The aggregate fees billed by Kahn Boyd Levychin, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2003 were $19,610. In 2004 the company also paid Kahn Boyd Levychin, LLP $22,575 for the restatement of the certified audits for December 31, 2003, 2002 and 2001 and the restatement of the quarter ended March 31, 2004 which were filed in 2004.

     The aggregate fees billed by Marcum & Kliegman, LLP for professional services rendered in connection with the review of the quarterly financial statements for the quarters ended June 30, 2004 and September 30, 2004 was $50,000.

AUDIT-RELATED FEES

     There were no aggregate audit-related fees billed by Kahn Boyd Levychin, LLP, Marcum & Kliegman or Russell Bedford Stefanou Mirchandani,, LLP for professional services rendered for the audit of our annual financial statements for fiscal years ended December 31, 2004 and 2003.

ALL OTHER FEES

     There were no other fees billed by Kahn Boyd Levychin, LLP, Marcum & Kliegman or Russell Bedford Stefanou Mirchandani, LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PLANETLINK COMMUNICATIONS, INC.

Date: March 31, 2005.
                                            By /s/ M. Dewey Bain
                                               --------------------------
                                               M.  Dewey  Bain,
                                               Chief Executive Officer and
                                               Chief Financial Officer