Form 10QSB
period 2005-03-31
PLANETLINK COMMUNICATIONS INC
filed 2005-05-13
CIK 1123845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-31763


                         PLANETLINK COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

                  GEORGIA                              58-2466623
       (State or other jurisdiction        (I.R.S. Employer Identification No.)
     of incorporation or organization)

  1415 BOOKHOUT DRIVE, CUMMING, GEORGIA                  30041
 (Address of principal executive offices)             (Zip Code)

                                 (678) 455-7075
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2005, the issuer had 262.683,454 shares of its common stock issued and outstanding.

     Transitional  Small  Business Disclosure Format (check one): Yes [ ] No [X]

                                  TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION

Item 1.  Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2005 (unaudited)
     and December 31, 2004. . . . . . . . . . . . . . . . . . . . . . . .  F-3 - F-4
Condensed Consolidated Statement of Operations as of
     March 31, 2005 and 2004. . . . . . . . . . . . . . . . . . . . . . .        F-5
Condensed Consolidated Statement of (Deficiency) in Stockholders Equity
     as of March 31, 2005 . . . . . . . . . . . . . . . . . . . . . . . .        F-6
Condensed Consolidated Statement of Cash Flow as of
     March 31, 2005 and 2004. . . . . . . . . . . . . . . . . . . . . . .        F-7
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . .    F-8 -17

Item 2.  Management's Discussion and Analysis or Plan of Operations . . .         18
Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . .         22

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .         23

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .         23
Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . .         23
Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .         23
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .         23
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .         23
Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .          24
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24
Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25 - 26

ITEM 1.  FINANCIAL STATEMENTS

                                     PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                                         CONDENSED CONSOLIDATED BALANCE SHEET
                                        AS OF MARCH 31, 2005 AND DECEMBER 31, 2004


                                 ASSETS
                                                                         March 31,              December 31,
                                                                            2005                    2004
                                                                        (Unaudited)              (Audited)
                                                                    ---------------------   ---------------------
Current Assets
     Cash                                                          $               9,139   $              29,031
     Accounts receivable, net of allowance for doubtful accounts
        of -0-                                                                    17,515                   2,014
                                                                    ---------------------   ---------------------
                    Total Current Assets                                          26,654                  31,045

Property and equipment                                                            39,216                  36,041
     Less accumulated depreciation                                                (9,905)                 (6,968)
                                                                    ---------------------   ---------------------
                                                                                  29,311                  29,073
     Leased Equipment, net (Note 6)                                               52,309                   8,083
                                                                    ---------------------   ---------------------
                    Total Fixed Assets                                            81,620                  37,156

Other Assets
     Capitalized software development costs (Note 7)                             630,128                 658,559
     Deferred financing costs, net (Note 8)                                      114,147                 127,513
     Deposits and other assets                                                    38,210                  58,945
                                                                    ---------------------   ---------------------
                   Total Other Assets                                            782,485                 845,017
                                                                    ---------------------   ---------------------
                   Total Assets                                    $             890,759   $             913,218
                                                                    =====================   =====================


     See notes to condensed consolidated financial statements.

                                   PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          March 31,              December 31,
                                                                             2005                    2004
                                                                         (Unaudited)              (Audited)
                                                                     ---------------------   ---------------------
Current Liabilities
     Accrued expenses and accounts payable                          $             120,400   $             115,570
     Loan payable - officer (Note 9)                                              372,431                 364,850
                                                                     ---------------------   ---------------------
          Total Current Liabilities                                               492,831                 480,420

Long Term Liabilities
     Convertible debentures, net (Note 10)                                        287,596                 267,585
     Customer deposits                                                              8,138                       -
                                                                     ---------------------   ---------------------
         Total Long Term Liabilities                                              295,734                 267,585
                                                                     ---------------------   ---------------------
     Total Liabilities                                                            788,565                 748,005

Commitments, Contingencies and Other Matters

Stockholders' Equity

     Preferred stock - $1.00 par value; 100,000,000 authorized;
       25,000 and -0- shares issued and outstanding at
       March 31, 2005 and 2004, respectively                                       25,000                       -
     Common stock - $.001 par value;
       800,000,000 shares authorized; 262,683,454 and 208,516,804 shares issued and outstanding at March 31, 2005
       and December 31, 2004,  respectively                                       262,683                 208,516
     Additional paid-in capital                                                12,965,999              12,545,930
     Accumulated deficit                                                      (13,151,488)            (12,589,233)
                                                                     ---------------------   ---------------------
        Total Stockholders' Equity (Deficit)                                      102,194                 165,213
                                                                     ---------------------   ---------------------
     Total Liabilities and Stockholders' Equity                     $             890,759   $             913,218
                                                                     =====================   =====================


          See notes to condensed consolidated financial statements.

                             PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)



                                                                       Three Months Ended
                                                                           March 31,
                                                                                          2004
                                                                   2005                (Restated)
                                                            --------------------   --------------------
Revenue                                                    $             32,966   $                  -

Cost of Goods Sold                                                       17,260                      -
                                                            --------------------   --------------------
Gross Profit                                                             15,706                      -

Operating Expenses
     Compensatory element of stock and warrant issuances
        for selling, general and administrative expenses                 91,879                265,965
     Selling, general and administrative expenses                       437,404                276,939
     Depreciation and amortization                                        7,720                  2,733
                                                            --------------------   --------------------
               Total Operating Expenses                                 537,003                545,637
                                                            --------------------   --------------------
               Operating Loss                                          (521,297)              (545,637)
                                                            --------------------   --------------------
Other Income (Expenses)
     Interest expense, net                                              (40,957)               (20,769)
                                                            --------------------   --------------------
     Total Other (Expense) Income                                       (40,957)               (20,769)
                                                            --------------------   --------------------
Loss Before Income Taxes                                               (562,254)              (566,406)
     Income taxes (Benefit)                                                   -                      -
                                                            --------------------   --------------------
                            Net Loss                       $           (562,254)  $           (566,406)
                                                            ====================   ====================

     Loss per common share (Basic and assuming dilution)   $              (0.00)  $              (0.00)
                                                            ====================   ====================
     Weighted Average Number of Common Shares
        Outstanding, Basic                                          244,114,774            132,500,859
                                                            ====================   ====================


            See notes to condensed consolidated financial statements.

                                          PLANETLINK COMMUNICATIONS, INC AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)


                                                                                                                       Total
                                           Preferred stock          Common stock      Additional                   stockholders'
                                          ------------------  ----------------------    paid-in     Accumulated    (deficiency)
                                          Shares    Amount       Shares      Amount     capital       deficit         equity
                                          ---------------------------------------------------------------------------------------
Balance, December 31, 2003 (As Restated)        -  $       -   117,458,108  $117,458  $ 9,230,094  $(10,207,000)  $     (859,448)

Common stock issued under employee
   stock incentive plan                                         83,833,350    83,833    2,945,598                      3,029,431
Common stock issued for services                                 5,225,346     5,225       72,200                         77,425
Common stock issued to placement agent
   for convertible debentures                                    2,000,000     2,000       94,000                         96,000
Warrants issued for services                                                               35,000                         35,000
Value of beneficial conversion feature
   of convertible debentures                                                              169,038                        169,038
Net loss                                                                                             (2,382,233)      (2,382,233)
                                          -------  ---------  ------------  --------  -----------  -------------  ---------------
Balance - December 31, 2004                     -  $       -   208,516,804  $208,516  $12,545,930  $(12,589,233)  $      165,213
                                          -------  ---------  ------------  --------  -----------  -------------  ---------------


Preferred stock purchased                  25,000     25,000                                                              25,000
Common stock issued under employee
   stock incentive plan                                         47,666,650    47,667      362,968                        410,635
Common stock issued for services                                 6,500,000     6,500       57,100                         63,600

Net loss for the three months
  ended March 31, 2005                                                                                 (562,254)        (562,254)
                                          -------  ---------  ------------  --------  -----------  -------------  ---------------
                                           25,000  $  25,000  $262,683,454  $262,683  $12,965,998  $(13,151,487)  $      102,194
                                          =======  =========  ============  ========  ===========  =============  ===============

          See notes to condensed consolidated financial statements.

                                PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                                            2004
                                                                               2005      (Restated)
                                                                                          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                               $ (562,254)  $ (566,406)
          Adjustments to reconcile net loss to
              net cash (used in) provided by operating activities:
               Compensatory elements of stock issuances                         91,879      265,965
               Amortization of deferred financing costs                         13,366            -
               Amortization of beneficial conversion feature                    14,086            -
               Amortization of capitalized software                             34,878            -
               Depreciation                                                      7,720        2,733
          Changes in assets and liabilities
               Accounts receivable - (Increase)/Decrease                       (15,501)           -
               Deposits and other assets  - (Increase)/Decrease                 20,735            -
               Accounts payable and accrued expenses - Increase/(Decrease)       4,830      (49,591)
               Officer note payable  - Increase/(Decrease)                       7,581       20,769
               Payroll taxes  - Increase/(Decrease)                                  -     (255,674)
               Customer deposits  - Increase/(Decrease)                          8,138            -
               Convertible debentures  - Increase/(Decrease)                     5,925            -
                                                                             ----------   ----------
          NET CASH (USED IN) PROVIDED BYOPERATING ACTIVITIES                  (368,617)    (582,204)
                                                                             ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                      (52,184)           -
     Capitalized software development costs                                     (6,447)    (153,000)
                                                                             ----------   ----------
          NET CASH USED IN INVESTING ACTIVITIES                                (58,631)    (153,000)
                                                                             ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of officer's loan                                                     -     (151,000)
     Proceeds from the exercise of employee stock options                      382,356    1,430,807
     Proceeds from purchase of preferred stock                                  25,000            -
     Repayment of line of credit                                                     -      (50,000)
                                                                             ----------   ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                            407,356    1,229,807
                                                                             ----------   ----------

               (DECREASE) INCREASE IN CASH                                     (19,892)     494,603
               CASH  - BEGINNING OF PERIOD                                      29,031      195,020
                                                                             ----------   ----------
               CASH  - END OF PERIOD                                        $    9,139   $  689,623
                                                                             ==========   ==========


            See notes to condensed consolidated financial statements

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  INTERIM  FINANCIAL  STATEMENT  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the interim period shown in this report is not necessarily indicative of expected results of any future interim period or for the entire fiscal year. In the opinion of management, the quarterly information includes all adjustments (consisting only of normal, recurring adjustments) necessary to make the financial statements not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10KSB for the year ended December 31, 2004.

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

In April of 2004, we formed a new subsidiary, PlanetTRAKS, Inc. to focus on the satellite-based mobile asset management market, and in the same month, TransTRAK was introduced to the market. TransTRAK is built around a simple, cost-effective hardware device that is placed in the vehicle. This device coupled with the Company's proprietary software tracking system, a mapping component and the Internet allows the user to actively monitor and manage virtually any type of mobile asset. This architecture has enabled us to quickly bring the service to market, and with the least amount of risk. The design of the system also facilitates the ability to rollout new features and services to vehicle tracking devices that are already in service. The result of this effort has established the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based. TransTRAK allows the owner of any vehicle to access a wide range of information regarding the vehicle's location and behavior through the Internet-enabled device.

NOTE  4  -  GOING  CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, for the three months ended March 31, 2005 and 2004, the Company incurred net losses of $562,254 and $566,406, respectively. In addition the Company used $368,617of cash in its operations for the three months ended March 31, 2005.

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Property  and  Equipment
------------------------

Property and equipment are stated at cost. Depreciation is computed using the double declining balance method over the estimated economic lives of the assets which range from five to seven years. The Company also leases assets to its customers. Leased assets are amortized on a straight-line basis over a three year period. Total depreciation expense for the three months ended March 31, 2005 and 2004 amounted to $2,936 and $2,733, respectively.

Leased  Equipment
-----------------

The Company's leasing operations consist of leasing GPS devices which operate in conjunction with its proprietary software to provide fleet management services to its customers. The operating leases are written for periods ranging from three to four years. Amortization expense for leased equipment for the three months ended March 31, 2005 and 2004 were $4,784 and $0, respectively.

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

Amortization of software development costs commences when the related products become available for general release to customers at the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future revenues for that product, or (b) the straight line method over the remaining estimated economic life of the product. For the three months ended March 31, 2005 and 2004 the Company recorded $34,878 and $0 of amortization expense, respectively based on a straight-line basis over a period of five years.

Long-Lived  Assets
------------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income  taxes
-------------

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

Stock-Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option.

The difference between the fair market value and intrinsic value of stock options issued to employees during the three months ended March 31, 2005 and 2004 were insignificant to the Company's financial statements

Net Loss per Common Share
-------------------------

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the period ended March 31, 2005 and 2004, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

New Accounting Pronouncements
-----------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal  as  to  require  treatment  as  current  period  charges. . . ."  This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

Reclassifications
-----------------

Certain reclassifications have been made in prior period's financial statements to conform to classifications used in the current period.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  6  -  LEASED  EQUIPMENT

The Company's lease equipment as of March 31, 2005 and December 31, 2005, respectively consist of the following:

                                                  March 31,              December 31,
                                                     2005                    2004
                                                 (Unaudited)              (Audited)
                                             ---------------------   ---------------------
Leased Equipment                            $              57,410   $               8,400
     less accumulated amortization                         (5,101)                   (317)
                                             ---------------------   ---------------------
               Total Leased Equipment, net  $              52,309   $               8,083
                                             =====================   =====================

The following are the components of the net investment in direct financing leases as of March 31, 2005 and December 31, 2004, respectively:

                                                             March 31,            December 31,
                                                                  2005                    2004
                                                           (Unaudited)               (Audited)
                                                 ---------------------   ---------------------
Total Lease payments                            $              33,382   $                 410
   less Executory Costs                                        (5,090)                    (66)
                                                 ---------------------   ---------------------
Minimum Lease Payments Accounts Receivable                     28,292                     344
   less Allowance for Doubtful Accounts                             -                       -
                                                 ---------------------   ---------------------
Net Minimum Lease Payments Accounts Receivable                 28,292                     344
Estimated Residual Value                                       52,309                   8,083
   less Unearned Income                                       (25,035)                      -
                                                 ---------------------   ---------------------
Net Investment in Leasing Activities            $              55,566   $               8,427
                                                 =====================   =====================

The following is of the expected future operating lease rentals by year:

                 2005     2006     2007     2008
                -------  -------  -------  ------
Future Rentals  $33,161  $33,161  $32,931  $1,687

NOTE 7 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In September, 2003 the Company entered into a contract with Karta Technologies to develop proprietary software for the Company for commercial fleet management. The software enables customers to set geofences, receive stop/start reports and monitor the location of their vehicles. The software development for the TransTRAK product line was completed in July, 2004. The Company's capitalized software development costs, net at March 31, 2005 and December 31, 2004, respectively consist of the following:

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                          March 31,            December 31,
                                                                               2005                    2004
                                                                        (Unaudited)               (Audited)
                                                              ---------------------   ---------------------
Capitalized Software Development Costs                       $             710,462   $             704,015
     less accumulated amortization                                         (80,334)                (45,456)
                                                              ---------------------   ---------------------
         Total Capitalized Software Developments Costs, net  $             630,128   $             658,559
                                                              =====================   =====================

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

Amortization expense for the TransTRAK development costs at March 31, 2005 and December 31, 2004 was $34,878 and $45,456, respectively
..
NOTE 8- DEFERRED FINANCING COSTS

Costs incurred in connection with the Company's sale of $395,000 of 6% Convertible Debentures (Note 10).

                                                     Period Ended
                                          March 31,              December 31,
                                             2004                    2004
                                         (Unaudited)               (Audited)
                                     ---------------------   ----------------------
Deferred financing costs            $              157,350  $               157,350
     Less Accumulated amortization                  43,203                   29,838
                                     ---------------------   ----------------------
     Deferred financing costs, net  $              114,147  $               127,512
                                     =====================   ======================


Deferred financing costs are being amortized over the term of the Convertible Debentures, which is three years. Amortization of the deferred financing costs for three months ended March 31, 2005 amounted to $13,366 and is included as a component of interest expense.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  9  -  LOAN  PAYABLE  -  OFFICER

In 2003 the Company recorded a note due its current president in the amount of $307,438. The note, which bears interest at 10% per annum, is payable on demand. Interest expense on this note amounted to $7,581 and $7,644 as of March 31, 2005 and 2004, respectively.

                                                                                   For Periods Ended
                                                                           March 31,              December 31,
                                                                              2005                    2004
                                                                          (Unaudited)              (Audited)
                                                                     ----------------------  ----------------------
Demand note dated December 31, 2003 due to the Company's
president that accrues interest at 10% per annum, beginning January
1, 2003.
                                                                                    307,438                 307,438
Accrued interest                                                                     64,993                  57,412
                                                                     ----------------------  ----------------------
                                                                     $              372,431  $              364,850
                                                                     ======================  ======================

NOTE  10-  CONVERTIBLE  DEBENTURES

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

The intrinsic value of the beneficial conversion feature in each of the above Debenture issuances is being amortized over the term of the Debentures, which is three years. The Company recorded $14,086 of accretion during the three months ended March 31, 2005 and $0 in 2004, which is included as a component of interest expense in the accompanying statement of operations.

The Debentures are redeemable by the Company, in whole or in part, at the Company's option, at 120% of the then outstanding principal amount of the Debentures. If the redemption occurs more than six (6) months from the date of the individual closings the redemption shall be set at 125%. If the redemption occurs more than one (1) year from the date of individual closings the amount will be set at 131%. The issuers shall give ten (10) days written notice of intent to redeem the Debentures in whole or in part, during which period no conversions shall be permitted. The outstanding principal balance of the Debentures as of March 31, 2005 net of their unamortized discount plus accrued interest is $287,596.

Accrued interest under the Debentures may be paid in cash or common stock upon maturity at 70% of the then fair market value. In the event of an uncured default, the investor(s) may accelerate full repayment of the Debentures in the amount of 130% of the then outstanding balance plus accrued interest.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In connection with this private placement, the Company issued to the placement agent 2,000,000 shares of common stock valued at $96,000 and incurred $61,350 of other debt issuance costs. Such amounts are included in Deferred Financing Costs (Note 7).


NOTE 11 - INCOME TAXES

Due to the Company's loss position and the recording of a valuation allowance against any deferred tax asset, there is no income tax provision for the three months ended March 31, 2005 and March 31, 2004.

NOTE  12  -  COMMITMENTS,  CONTINGENCIES  AND  OTHER  MATTERS

Legal  Disputes
---------------

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

Settlement  of  Payroll  Tax  Liabilities
-----------------------------------------

As of January 1, 2004, the Company owed the Internal Revenue Service ("IRS") $274,672 for unpaid payroll taxes for the years 2003 and prior. As of December 31, 2004 the Company had paid all of its back payroll taxes

Office Rental
-------------

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

NOTE  13  -  STOCKHOLDERS'  EQUITY

Preferred Stock
---------------

In the first quarter, 2005 the Company's president purchased 25,000 shares of preferred stock with a part value of $1.00 per share. There was not any preferred stock outstanding as of March 31, 2004.

Employee  Stock  Incentive  Plan
--------------------------------

In January, 2004 the Company established the 2004 employee stock incentive Plan (the "2004 Plan"). The Plan is intended to provide employees who make significant contributions to the long-term growth of the Company with equity-based compensation incentives. The 2004 Plan provisions are substantially the same as the 2003 Plan provisions except that the 2003 plan provided for options to be issued to officers. The Company did not grant any options to officers in 2003. In 2004 this provision was removed from the Plan. Stock options granted to employees under the Plans have exercise prices of not less than 85% of the fair market value of the underlying common stock on the date of grant. In the quarter ended March

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

31, 2005 the Company also issued options under the 2005 Employee Stock Incentive Plan (the "2005 Plan").

The Company applies APB No. 25 and related interpretations in accounting for its plans and options granted under stock option agreements. Accordingly, compensation cost for options issued to employees is recognized for options that are granted with exercise prices that are less than the fair market value of the underlying stock at the date of grant.

During the three months ended March 31, 2005, the Company granted an aggregate of 46,666,650 stock options to employees with exercise price of 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $28,279, is included in compensatory element of stock based compensation in the Company's statement of operations for the three months ended March 31, 2005. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions.

During the three months ended March 31, 2004, the Company granted an aggregate of 24,000,000 stock options to employees with exercise price of 90% to 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $158,978, is included in compensatory element of stock based compensation in the Company's statement of operations for the three months ended March 31, 2004. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions.

Common Stock Issued for Services
--------------------------------

In the quarter ended March 31, 2005 the Company issued issued 6,500,000 shares of common stock valued at $63,600 for services to be performs by outsourced providers. The cost of these services is included as a compensation charge in the Company's statement of operations for the three months ended March 31, 2005.

In the quarter ended March 31, 2004 the Company issued issued 6,686,707 shares of common stock valued at $106,987 for services to be performs by outsourced providers. The cost of these services is included as a compensation charge in the Company's statement of operations for the three months ended March 31, 2004.

NOTE  14  -  EARNINGS  PER  SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that are not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of: shares issuable upon conversion of 6% convertible debentures which are due as of March 31, 2005 of 78,714,286 shares.


NOTE  15  -  RESTATEMENT

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Likewise in the quarter ended March 31, 2004, interest on the Note due Officer was understated by $7,644. This change is reflected in the restated loss for the first quarter, 2004 of $566,406 and the accumulated deficit of $10,773,406.

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

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2004.

MANAGEMENT'S  PLAN  OF  OPERATION

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

Industry  Overview
------------------

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

In the commercial market, the trucking industry was one of the early adopters of asset management solutions led by Qualcomm's OmniTRACS solutions. Qualcomm drove initial growth, and while several other industry verticals have since emerged, many of the service providers targeting this market have experienced difficulties. We believe the outlook for the industry is favorable as equipment and airtime costs continue to decline and as awareness and adoption in the consumer and commercial markets increase.

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


Sales  and  Marketing
---------------------

The primary market for our services is commercial customers who utilize our products to improve their operations. PlanetTRAKS markets the TransTRAK system through agent relationships in the USA and in Mexico. We face intense competition in all the business segments in which we have identified to do business. Some competitors have substantially greater resources, including greater financial resources, larger customer bases, and greater name and brand recognition.

PlanetLink's competitors are generally differentiated by segments served and technology. On the technology side, some of our competitors such as Qualcomm's OmniTRACS solution have focused their efforts on two-way relatively expensive satellite-based solutions, while the majority of our other competitors use wireless technology augmented with GPS location capabilities.

Growth  by  Acquisition.
------------------------

Our strategy includes the attainment of a portion of our growth through the acquisition of companies, products and services that compliment our current business. We know that a successful acquisition depends on our ability to effectively identify suitable candidates, complete the transaction with the least amount of disruption to both business entities, and manage post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business, result in the loss of key business and/or personnel from the acquired company, and negate legal liabilities.

Future  Capital  Requirements
-----------------------------

Our plan of operation calls for additional capital to facilitate growth and support our long-term development, acquisition strategy, and marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding through strategic partnerships and other arrangements with investment partners.

RESULTS  OF  OPERATIONS

     During the three month period ended March 31, 2005 and 2004, we incurred an operating losses of $562,254 and $566,406, respectively. In the first quarter, 2005 the Company had sales of $32,966. In the first quarter, 2004 the Company had no sales as it had not yet begun sales of the TransTRAK products. Selling, general and administrative expenses for the quarters ended March 31, 2005 and 2004 were $437,303 and $276,939, respectively. The increase was due primarily to having developed an infrastructure by the first quarter of 2005 which was absent in the first quarter, 2004. We awarded stock for services in 2005 valued at $63,600 and $77,425 in 2004. The compensatory costs of the stock incentive plan decreased in the first quarter, 2005 to $28,279 from $158,978 in the first quarter, 2004. Interest expense increased in the first quarter, 2005 to $40,957 from $420,769 in the first quarter, 2004. The increase is attributable to the issuance on convertible debentures in June and July, 2004 and the associated interest costs.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2005 and December 31, 2004, the Company's current liabilities exceeded current assets by $466,177 and $449,375, respectively. We generated a cash flow deficit from operations of $368,617 and $582,204 for the three months ended March 31, 2005 and 2004, respectively. Cash flow deficits from operating activities for the three months ended March 31, 2005 and 2004 were directly attributable to our not having a significant amount of revenues from operations. We generated $407,356 and $1,229,807 of cash from financing activities for the three months ended March 31, 2005 and 2004, respectively principally from the sale of common stock to employees who exercised stock options. In addition, as of March 31, 2005 the Company sold $25,000 of preferred stock. As of March 31, 2005 we used the proceeds from the sales of such securities to fund our operations. Management anticipates raising additional capital from outside investors and bank mezzanine lenders; however, there are currently no commitments in place and there are no assurances that we will be successful in our efforts.

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

     Our independent certified public accountants have stated in their report included in our December 31, 2004 Form 10-KSB, that we are in the development stage and have not established a source of revenues and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.


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

RECENT  ACCOUNTING  PRONOUNCEMENTS

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

RECENT  DEVELOPMENTS

     In addition to direct corporate sales, we are marketing TransTRAK through independent distributors like manufacturers representatives and other representatives who market complimentary product offerings to prospective and existing customers. We are actively pursuing additional distributor relationships and this will continue to be a primary focus through this next quarter. Also we have signed a licensing agreement with Karta Technologies to allow them to market our TransTRAK product line worldwide.

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

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     Reference is made to Item 3 of our Annual Report on Form 10KSB for the fiscal year ended December 31, 2004, filed with the Commission on April 1, 2005.

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

ITEM 6.  EXHIBITS

(a)     Exhibits.

EXHIBIT NO.  IDENTIFICATION OF EXHIBIT
-----------  -------------------------------------------------------------------------------------
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

__________
*    Filed herewith.
**   Previously filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PLANETLINK COMMUNICATIONS, INC.

Dated May 13, 2005.

                                        By  /s/  M. Dewey Bain
                                          --------------------
                                          M. Dewey Bain,
                                          President and Chief Executive Officer