Form 10QSB
period 2005-06-30
PLANETLINK COMMUNICATIONS INC
filed 2005-08-15
CIK 1123845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                                 Yes [X] No [_]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2005, the issuer had 314,475,541 shares of its common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 2005
         (unaudited) and December 31, 2004............................F-3 - F-4

Condensed Consolidated Statement of Operations as of
         June 30, 2005 and 2004.......................................F-5 - F-6

Condensed Consolidated Statement of (Deficiency)
         in Stockholders Equity as of June 30, 2005.........................F-7

Condensed Consolidated Statement of Cash Flow as of
         June 30, 2005 and 2004.............................................F-8

         Notes to Condensed Consolidated Financial Statements..........F-9 - 18

Item 2.  Management's Discussion and Analysis or Plan of Operations..........19

Item 3.  Controls and Procedures.............................................22

PART II - OTHER INFORMATION..................................................23

Item 1.  Legal Proceedings...................................................23

Item 2.  Changes in Securities...............................................23

Item 3.  Defaults Upon Senior Securities.....................................23

Item 4.  Submission of Matters to a Vote of Security Holders.................23

Item 5.  Other Information...................................................23

Item 6.  Exhibits............................................................24

Signatures...................................................................24

Certifications..........................................................25 - 26

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

                                   ASSETS
                                                                     June 30,      December 31,
                                                                       2005            2004
                                                                    (Unaudited)     (Audited)
                                                                   ------------    ------------
Current Assets
     Cash                                                          $      5,602    $     29,031
     Accounts receivable, net of allowance for
       doubtful accounts of -0-                                          29,496           2,014
                                                                   ------------    ------------
                    Total Current Assets                                 35,098          31,045

Property and equipment                                                   39,216          36,041
     Less accumulated depreciation                                      (12,841)         (6,968)
                                                                   ------------    ------------
                                                                         26,375          29,073

     Leased Equipment (Note 6)                                           57,762           8,083
                                                                   ------------    ------------
                    Total Fixed Assets                                   84,137          37,156

Other Assets
     Capitalized software development costs (Note 7)                    594,604         658,559
     Deferred financing costs, net (Note 8)                             101,035         127,513
     Deposits and other assets                                           45,054          58,945
                                                                   ------------    ------------
                    Total Other Assets                                  740,693         845,017
                                                                   ------------    ------------
                    Total Assets                                   $    859,928    $    913,218
                                                                   ============    ============

            See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                June 30,     December 31,
                                                                 2005            2004
                                                              (Unaudited)     (Audited)
                                                             ------------    ------------
Current Liabilities
     Accrued expenses and accounts payable                   $    281,444    $    115,570
     Loan payable - officer (Note 9)                              334,096         364,850
                                                             ------------    ------------
          Total Current Liabilities                               615,540         480,420

Long Term Liabilities
     Convertible debentures, net (Note 10)                        307,607         267,585
     Customer deposits                                                993              --
                                                             ------------    ------------
         Total Long Term Liabilities                              308,600         267,585
                                                             ------------    ------------
     Total Liabilities                                            924,140         748,005

Commitments, Contingencies and Other Matters (Note 12)

Stockholders' Equity

     Preferred stock - $1.00 par value; 100,000,000
       authorized; 25,000 and -0- shares issued and
       outstanding at June 30, 2005 and 2004, respectively         25,000              --
     Common stock - $.001 par value; 800,000,000 shares
       authorized; 314,475,541 and 208,516,804 shares
       issued and outstanding at June 30, 2005 and
       December 31, 2004, respectively                            314,475         208,516
     Additional paid-in capital                                13,130,895      12,545,930
     Accumulated deficit                                      (13,534,582)    (12,589,233)
                                                             ------------    ------------
        Total Stockholders' Equity (Deficit)                      (64,212)        165,213
                                                             ------------    ------------
     Total Liabilities and Stockholders' Equity              $    859,928    $    913,218
                                                             ============    ============

            See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Six Months Ended
                                                                      June 30,
                                                              2005              2004
                                                                             (Restated)
                                                          -------------    -------------
Revenue                                                   $      97,721    $          --

Cost of Goods Sold                                               57,660               --
                                                          -------------    -------------
Gross Profit                                                     40,061               --

Operating Expenses
    Compensatory element of stock and warrant issuances
       for selling, general and administrative expenses         154,142          250,364
    Selling, general and administrative expenses                732,894          669,180
    Depreciation                                                 16,133            6,475
                                                          -------------    -------------
              Total Operating Expenses                          903,169          926,019
                                                          -------------    -------------
              Operating Loss                                   (863,108)        (926,019)

Other Income (Expenses)
    Interest expense, net                                       (82,241)         (27,377)
                                                          -------------    -------------
    Total Other (Expense) Income                                (82,241)         (27,377)
                                                          -------------    -------------
Loss Before Income Taxes                                       (945,349)        (953,396)
    Income taxes (Benefit)                                           --               --
                                                          -------------    -------------
                           Net Loss                       $    (945,349)   $    (953,396)
                                                          =============    =============

    Loss per common share (Basic and assuming dilution)   $       (0.00)   $       (0.01)

    Weighted Average Number of Common Shares                274,469,999      140,859,310
       Outstanding, Basic

            See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                     June 30,
                                                               2005             2004
                                                                             (Restated)
                                                          -------------    -------------
Revenue                                                   $      64,755    $          --

Cost of Goods Sold                                               40,400               --
                                                          -------------    -------------
Gross Profit                                                     24,355               --

Operating Expenses
    Compensatory element of stock and warrant issuances
       for selling, general and administrative expenses          62,263           64,636
    Selling, general and administrative expenses                295,490          312,004
    Depreciation                                                  8,413            3,742
                                                          -------------    -------------
              Total Operating Expenses                          366,166          380,382
                                                          -------------    -------------
              Operating Loss                                   (341,811)        (380,382)

Other Income (Expenses)
    Interest expense, net                                       (41,284)          (6,608)
                                                          -------------    -------------
    Total Other (Expense) Income                                (41,284)          (6,608)
                                                          -------------    -------------
Loss Before Income Taxes                                       (383,095)        (386,990)
    Income taxes (Benefit)                                           --               --
                                                          -------------    -------------
                           Net Loss                            (383,095)        (386,990)
                                                          =============    =============

    Loss per common share (Basic and assuming dilution)   $       (0.00)   $       (0.00)

    Weighted Average Number of Common Shares                274,469,999      152,111,848
       Outstanding, Basic

            See notes to condensed consolidated financial statements.

                  PLANETLINK COMMUNICATIONS, INC AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                 Preferred stock              Common stock
                                             -----------------------     -------------------------
                                                Shares      Amount         Shares         Amount
                                             ----------   ----------     ------------   ----------
Balance, December 31, 2003                           --   $       --      117,458,108   $  117,458

Common stock issued under employee
stock incentive plan                                                       83,833,350       83,833
Common stock issued for services                                            5,225,346        5,225
Common stock issued to placement agent
for convertible debentures                                                  2,000,000        2,000
Warrants issued for services
Value of beneficial conversion feature of
convertible debentures
Net loss
                                             ----------   ----------     ------------   ----------
Balance - December 31, 2004                          --   $       --      208,516,804   $  208,516


Preferred stock purchased                        25,000       25,000
Common stock issued under employee
stock incentive plan                                                       88,166,650       88,167
Common stock issued for services                                            6,500,000        6,500
Common stock issued under the stock
award plan                                                                 11,667,087       11,667
Stock returned to company                                                    (375,000)        (375)

Net loss for the six months
ended June 30, 2005
                                             ----------   ----------     ------------   ----------
                                                 25,000   $   25,000      314,475,541   $  314,475
                                             ==========   ==========     ============   ==========

                                                                                  Total
                                              Additional                       stockholders'
                                               paid-in        Accumulated      (deficiency)
                                               capital          deficit          equity
                                             -----------    ---------------    ----------
Balance, December 31, 2003                    $9,230,094    $  (10,207,000)    $(859,448)

Common stock issued under employee
stock incentive plan                           2,945,598                        3,029,431
Common stock issued for services                  72,200                           77,425
Common stock issued to placement agent
for convertible debentures                        94,000                           96,000
Warrants issued for services                      35,000                           35,000
Value of beneficial conversion feature of
convertible debentures                           169,038                          169,038
Net loss                                      (2,382,233)                      (2,382,233)
                                             -----------    ---------------    ----------
Balance - December 31, 2004                  $12,545,930   $   (12,589,233)    $  165,213


Preferred stock purchased                                                          25,000
Common stock issued under employee
stock incentive plan                             489,261                          577,428
Common stock issued for services                  57,100                           63,600
Common stock issued under the stock
award plan                                        38,604                           50,271
Stock returned to company                                                            (375)

Net loss for the six months
ended June 30, 2005                                                (945,349)     (945,349)
                                             -----------    ---------------    ----------
                                             $13,130,895    $  (13,534,582)    $  (64,212)
                                             ===========    ===============    ==========

            See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                2005             2004
                                                                                              (Restated)
                                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                              $    (945,349)   $    (953,396)
         Adjustments to reconcile net loss to
             net cash (used in) provided by operating activities:
             Compensatory elements of stock issuances                            154,142          215,364
             Value of common stock cancelled                                        (375)              --
             Warrants issued for consulting services                                  --           35,000
             Amortization of deferred financing costs                             26,478            3,813
             Amortization of beneficial conversion feature                        28,172            3,862
             Amortization of capitalized software                                 70,402               --
             Depreciation                                                         16,133            6,475
         Changes in assets and liabilities
             Accounts receivable - (Increase)/Decrease                           (27,482)              --
             Deposits and other assets  - (Increase)/Decrease                     13,891          (32,070)
             Accounts payable and accrued expenses - Increase/(Decrease)         165,874         (110,166)
             Officer note payable  - Increase/(Decrease)                          15,246               --
             Payroll taxes  - Increase/(Decrease)                                     --         (274,672)
             Customer deposits  - Increase/(Decrease)                                993               --
             Convertible debentures  - Increase/(Decrease)                        11,850               --
                                                                           -------------    -------------
         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                    (470,025)      (1,105,790)
                                                                           -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                        (63,113)         (16,341)
     Capitalized software development costs                                       (6,447)        (288,505)
                                                                           -------------    -------------
         NET CASH USED IN INVESTING ACTIVITIES                                   (69,560)        (304,846)
                                                                           -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of officer's loan                                                 (46,000)        (512,936)
     Proceeds from the exercise of employee stock options                        537,156        1,971,407
     Proceeds from issuance from convertible debentures                               --          325,000
     Deferred financing costs                                                         --          (52,250)
     Proceeds from purchase of preferred stock                                    25,000               --
     Repayment of line of credit                                                      --          (50,000)
                                                                           -------------    -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                               516,156        1,681,221
                                                                           -------------    -------------

             (DECREASE) INCREASE IN CASH                                         (23,429)         270,585
             CASH  - BEGINNING OF PERIOD                                          29,031          195,020
                                                                           -------------    -------------
             CASH  - END OF PERIOD                                         $       5,602    $     465,605
                                                                           =============    =============

            See notes to condensed consolidated financial statements

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the interim period shown in this report are not necessarily indicative of expected results of any future interim period or for the entire fiscal year. In the opinion of management, the quarterly information includes all adjustments (consisting only of normal, recurring adjustments) necessary to make the financial statements not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10KSB for the year ended December 31, 2004.

NOTE 2 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These condensed  consolidated  financial  statements  present the results of the
PlanetLink Communications, Inc. and its subsidiary PlanetTRAKS, Inc. ("PlanetTRAKS"), collectively, the "Company." All inter-company balances and transactions have been eliminated in consolidation.


NOTE 3 - DESCRIPTION OF BUSINESS

PlanetLink Communications, Inc. was incorporated in May 1999 for the purpose of providing telecommunications and wireless services principally in Georgia. Prior to the end of fiscal 2001, the Company directed its efforts toward satellite television services and products rather than through the sale of telecommunications services. After several years of retail operation and an evolving business strategy, the Company shifted its focus toward developing satellite-enabled products based on Global Positioning Systems ("GPS") technology.

In April, 2004, PlanetLink formed a new subsidiary, PlanetTRAKS, Inc. to focus on the satellite-based mobile asset management market, and in the same month, TransTRAK was introduced to the market. TransTRAK is built around a simple, cost-effective hardware device that is placed in the vehicle. This device coupled with the Company's proprietary software tracking system, a mapping component and the Internet allows the user to actively monitor and manage virtually any type of mobile asset. This architecture has enabled us to quickly bring the service to market with the least amount of risk. The design of the system also facilitates the ability to rollout new features and services to vehicle tracking devices that are already in service. The result of this effort has established the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based. TransTRAK allows the owner of any vehicle to access a wide range of information regarding the vehicle's location and behavior through the Internet-enabled device.

NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, for the six months ended June 30, 2005 and 2004, the Company incurred net losses of $945,349 and $953,396, respectively. In addition the Company used $470,025 of cash in its operations for the six months ended June 30, 2005.

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

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the double declining balance method over the estimated economic lives of the assets which range from five to seven years. The Company also leases assets to its customers. Leased assets are amortized on a straight-line basis over a three year period. Total depreciation expense for the six months ended June 30, 2005 and 2004 amounted to $5,873 and $6,475, respectively.

Leased Equipment
----------------

The Company's leasing operations consist of leasing GPS devices which operate in conjunction with its proprietary software to provide fleet management services to its customers. The operating leases are written for periods ranging from three to four years. Depreciation expense for leased equipment for the six months ended June 30, 2005 and 2004 was $10,260 and $0, respectively.

Software Development Costs
--------------------------

In accordance with SFAS No. 86, the Company capitalizes certain costs associated with the development of its proprietary software at such time that it determines that the technological feasibility of the product is established. Costs incurred to develop software prior to the achievement of technological feasibility are expensed as incurred.

Amortization of software development costs commences when the related products become available for general release to customers at the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future revenues for that product, or (b) the straight line method over the remaining estimated economic life of the product. For the six months ended June 30, 2005 and 2004 the Company recorded $70,402 and $0 of amortization expense, respectively based on a straight-line basis over a period of five years.

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Certain Significant Risks and Uncertainties
-------------------------------------------

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

The difference between the fair market value and intrinsic value of stock options issued to employees during the six months ended June 30, 2005 and 2004 were insignificant to the Company's financial statements

Net Loss per Common Share
-------------------------

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the period ended June 30, 2005 and 2004, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

New Accounting Pronouncements
-----------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - LEASED EQUIPMENT

The Company's lease equipment as of June 30, 2005 and December 31, 2004, respectively consist of the following:

                                                June 30,       December 31,
                                                 2005              2004
                                              (Unaudited)       (Audited)
                                             -------------    -------------
Leased Equipment                             $      68,339    $       8,400
     less accumulated depreciation                 (10,577)            (317)
                                             -------------    -------------
               Total Leased Equipment, net   $      57,762    $       8,083
                                             =============    =============

The following is of the expected future operating lease rentals by year:

                    2005          2006        2007         2008
                 ----------   ----------   ----------   ----------
Future Rentals   $   38,001   $   39,881   $   39,651   $    3,567


NOTE 7 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In September, 2003 the Company entered into a contract with Karta Technologies to develop proprietary software for the Company for commercial fleet management. The software enables customers to set geofences, receive stop/start reports and monitor the location of their vehicles. The software development for the TransTRAK product line was completed in July, 2004. The Company's capitalized software development costs, net at June 30, 2005 and December 31, 2004, respectively consist of the following:

                                                              June 30,      December 31
                                                                2005            2004
                                                             (Unaudited)     (Audited)
                                                           -------------   -------------
         Capitalized Software Development                  $     710,462   $     704,015
            less accumulated amortization                        115,858          45,456
                                                           -------------   -------------
              Net Capitalized Software Development Costs   $     594,604   $     658,559
                                                           =============   =============


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

Amortization expense for the TransTRAK development costs at June 30, 2005 and December 31, 2004 was $70,402 and $45,456, respectively

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8- DEFERRED FINANCING COSTS

Costs incurred in connection with the Company's sale of $395,000 of 6% Convertible Debentures (Note 10).

                                                 For Periods Ended
                                             June 30,       December 31,
                                               2005             2004
                                            (Unaudited)      (Audited)
                                           -------------   -------------
       Deferred financing costs            $     157,350   $     157,350
           Less Accumulated amortization          56,315          29,837
                                           -------------   -------------

           Deferred financing costs, net   $     101,035   $     127,513
                                           =============   =============


Deferred financing costs are being amortized over the term of the Convertible Debentures, which is three years. Amortization of the deferred financing costs for six months ended June 30, 2005 amounted to $26,478 and is included as a component of interest expense.

NOTE 9 - LOAN PAYABLE - OFFICER

In 2003 the Company recorded a note due its current president in the amount of $307,438. The note, which bears interest at 10% per annum, is payable on demand. Interest expense on this note amounted to $15,246 and $15,246 as of June 30, 2005 and 2004, respectively.


                                                                 For Periods Ended
                                                              June 30,     December 31,
                                                                2005           2004
                                                            (Unaudited)     (Audited)
                                                           -------------   -------------
Demand note dated December 31, 2003 due to the Company's
  president that accrues interest at 10% per annum,
  beginning January 1, 2003
Loan payable                                               $     307,438   $     307,438
Accrued interest                                                  72,658          57,412
   less payments made                                             46,000              --
                                                           -------------   -------------
         Loan payable - officer                            $     334,096   $     364,850
                                                           =============   =============

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The intrinsic value of the beneficial conversion feature in each of the above Debenture issuances is being amortized over the term of the Debentures, which is three years. The Company recorded $28,172 and $3,862 of accretion during the six months ended June 30, 2005 and 2004, respectively, which is included as a component of interest expense in the accompanying statement of operations.

The Debentures are redeemable by the Company, in whole or in part, at the Company's option, at 120% of the then outstanding principal amount of the Debentures. If the redemption occurs more than six (6) months from the date of the individual closings the redemption shall be set at 125%. If the redemption occurs more than one (1) year from the date of individual closings the amount will be set at 131%. The issuers shall give ten (10) days written notice of intent to redeem the Debentures in whole or in part, during which period no conversions shall be permitted. The outstanding principal balance of the Debentures as of June 30, 2005 net of their unamortized discount plus accrued interest is $307,607.

Accrued interest under the Debentures may be paid in cash or common stock upon maturity at 70% of the then fair market value. In the event of an uncured default, the investor(s) may accelerate full repayment of the Debentures in the amount of 130% of the then outstanding balance plus accrued interest.

In connection with this private placement, the Company issued to the placement agent 2,000,000 shares of common stock valued at $96,000 and incurred $61,350 of other debt issuance costs. Such amounts are included in Deferred Financing Costs (Note 8).

NOTE 11 - INCOME TAXES

Due to the Company's loss position and the recording of a valuation allowance against any deferred tax asset, there is no income tax provision for the six months ended June 30 2005 and 2004.

NOTE 12 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Legal Disputes
--------------

As of this report, there are no other known threatened or pending legal proceedings against the Company.

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Office Rental
-------------

During the second quarter of 2004 the Company relocated its headquarters to San Antonio, Texas, where it acquired 1001 square feet of office space. The lease is for a period of one year expiring April 30, 2005 at a rate of $1,152 per month rent. The Company has the option to renew its lease at the end of the initial one-year lease period. If the Company renews its lease at that time, the landlord can make a base rental adjustment to cover the actual operating costs of the building and premises. The Company renewed its lease for its corporate headquarters effective May 1, 2005 for an additional year.

NOTE 13 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------

As of June 30, 2005 the Company's president had purchased 25,000 shares of preferred stock with a par value of $1.00 per share. There was not any preferred stock outstanding as of June 30, 2004.

Employee Stock Incentive Plan
-----------------------------

In January, 2004 the Company established the 2004 employee stock incentive Plan (the "2004 Plan"). The Plan is intended to provide employees who make significant contributions to the long-term growth of the Company with equity-based compensation incentives. The 2004 Plan provisions are substantially the same as the 2003 Plan provisions except that the 2003 plan provided for options to be issued to officers. The Company did not grant any options to officers in 2003. In 2004 this provision was removed from the Plan. Stock options granted to employees under the Plans have exercise prices of not less than 85% of the fair market value of the underlying common stock on the date of grant. For the period ended June 30, 2005 the Company had also issued options under the 2005 Employee Stock Incentive Plan (the "2005 Plan").

The Company applies APB No. 25 and related interpretations in accounting for its plans and options granted under stock option agreements. Accordingly, compensation cost for options issued to employees is recognized for options that are granted with exercise prices that are less than the fair market value of the underlying stock at the date of grant.

During the six months ended June 30, 2005, the Company granted an aggregate of 88,166,650 stock options to employees with exercise price of 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $40,272, is included in compensatory element of stock based compensation in the Company's statement of operations for the six months ended June 30, 2005. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions.

During the six months ended June 30, 2004, the Company granted an aggregate of 33,000,000 stock options to employees with exercise price of 90% to 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $188,614, is included in compensatory element of stock based compensation in the Company's statement of operations for the six months ended June 30, 2004. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions.


Employee Stock Award Plan
-------------------------

In May, 2005 the Company established the 2005 Employee Stock Award Plan (the "2005 Plan"). This Plan awards employees or consultants with Company common stock equal to the value of the services they have rendered. Officers are excluded from the Plan.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company applies APB No. 25 and related interpretations in accounting for this plan and stock granted under this Plan. Accordingly, the compensation cost for issued stock to employees and/or consultants is recognized in the statement of operations as of the date of grant.

During the six months ended June 30, 2005, the Company issued 11,687,087 shares of common stock to employees or consultants under this Plan. A compensation charge of $50,271 was recorded in the Company's statement of operations for the six months ended June 30, 2005. There was not any stock issued under this Plan in 2004.

Common Stock Issued for Services
--------------------------------

During the period ended June 30, 2005 the Company issued 6,500,000 shares of common stock valued at $63,600 for services to be performed by outsourced providers. The cost of these services is included as a compensation charge in the Company's statement of operations for the six months ended June 30, 2005.

During the period ended June 30, 2004 the Company issued 3,686,707 shares of common stock valued at $26,750 for services to be performed by outsourced providers. The cost of these services is included as a compensation charge in the Company's statement of operations for the six months ended June 30, 2004. Also during the period ended June 30, 2004 the Company issued 2, 000,000 shares of common stock valued at $96,000 to the placement agent for the convertible debentures.

Common Stock Purchase Warrants Issued for Services
--------------------------------------------------

For the period ended June 30, 2005 there were no stock purchase warrants issued. During the period ended June 30, 2004 the Company entered into a one-year consulting agreement in exchange for compensation consisting of shares of the Company's common stock valued at $24,000 and two one-year stock purchase warrants. The first warrant was for the purchase 2,000,000 shares of common stock at an exercise price of $.02 per share and the second warrant was for the purchase 1,000,000 shares of common stock at an exercise price of $.015 per share with the Company. The aggregate fair market value of the warrants, estimated on the date of the grant using the Black-Scholes option pricing model was $35,000. The stock and the warrants were fully vested and nonforfeitable at the time of issuance.


NOTE 14 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that are not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of: shares issuable upon conversion of 6% convertible debentures which are due as of June 30, 2005 of 161,221,154 shares.


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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Likewise in the six months ended June 30, 2004, interest on the Note due Officer was understated by $15,246. This change is reflected in the restated loss for the period ended June 30, 2004 of $953,396 and the restated accumulated deficit of $11,160,396.

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

Management's Plan of Operation

      PlanetLink Communications, Inc. was incorporated in May 1999 for the purpose of providing telecommunications and wireless services principally in Georgia. Prior to the end of fiscal 2001, we directed our efforts toward satellite television services and products rather than through the sale of telecommunications services. After several years of retail operation and an evolving business strategy, we shifted our focus toward developing satellite-enabled products based on Global Positioning Systems ("GPS") technology.

      In April of 2004, we formed a subsidiary, PlanetTRAKS, Inc. to focus on the satellite-based mobile asset management market, and in the same month, TransTRAK was introduced to the market. From tracking vehicle speed and location in real-time to controlling vehicle functions through remote access, TransTRAK allows a user to actively monitor and manage virtually any type of mobile asset. TransTRAK is built around a simple, cost-effective hardware device that is placed in the vehicle, coupled with a proprietary software tracking system. TransTRAK allows the owner of any vehicle to access a wide range of information regarding the vehicle's location and behavior through an Internet-enabled device.

      San Antonio, Texas-based Karta Technologies Inc. led the Research and Development effort for our satellite-enabled products. The vehicle tracking system was developed to be as simple as possible, utilizing the Internet, a mapping component, our proprietary software and a GPS device. This architecture has enabled us to quickly bring the service to market, and with the least amount of risk. The design of the system also facilitates the ability to rollout new features and services to vehicle tracking devices that are already in service. The result of this effort has established the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based.

Industry Overview
-----------------

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

Sales and Marketing
-------------------

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

Growth by Acquisition.
----------------------

      Our strategy includes the attainment of a portion of our growth through the acquisition of companies, products and services that will compliment our current business model. We know that a successful acquisition depends on our ability to effectively identify suitable candidates, complete the transaction with the least amount of disruption to both business entities, and manage post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business, result in the loss of key business and/or personnel from the acquired company, and negate legal liabilities.

Future Capital Requirements
---------------------------

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

Results of Operations
---------------------

      During the six month period ended June 30, 2005 and 2004, we incurred an operating losses of $945,349 and $953,396, respectively. In the period ended June 30, 2005 the Company had sales of $97,721. During the same period in 2004 the Company had no sales as it had not yet begun sales of the TransTRAK products. Selling, general and administrative expenses for the six month periods ended June 30, 2005 and 2004 were $732,894 and $669,180, respectively. We awarded stock for services in 2005 valued at $63,600 and $77,425 in 2004. The compensatory costs of the stock incentive plan decreased during the six months ended June 30, 2005 compared to the same period in 2004 to $40,272 from $188,614. Interest expense increased during the six months ended June 30, 2005 to $82,241 from $27,377 during the six months ended June 30, 2004. The increase is attributable to the issuance on convertible debentures in June and July, 2004 and the associated interest costs.

Liquidity and Capital Resources
-------------------------------

      At June 30, 2005 and December 31, 2004, the Company's current liabilities exceeded current assets by $580,442 and $449,375, respectively. We generated a cash flow deficit from operations of $470,025 and $1,105,790 for the six months ended June 30, 2005 and 2004, respectively. Cash flow deficits from operating activities for the six months ended June 30, 2005 and 2004 were directly attributable to our not having a significant amount of revenues from operations. It should be noted that the operating cash deficit decreased by $635,765 in 2005 over the same period in 2004. We generated $516,156 and $1,681,221 of cash from financing activities during the six months ended June 30, 2005 and 2004, respectively principally from the sale of common stock to employees who exercised stock options. In addition, as of June 30, 2005 the Company sold $25,000 of preferred stock. The Company used the proceeds from the sale of such securities to fund our operations. Management anticipates raising additional capital from outside investors and bank mezzanine lenders; however, there are no assurances that we will be successful in our efforts.

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

      Our independent certified public accountants have stated in their report included in our December 31, 2004 Form 10-KSB, that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies
----------------------------

      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. The Company's critical accounting policies are discussed in detail in Footnote 5 in the Section I - Financial Statements in this 10QSB.

Recent Developments

      In addition to direct corporate sales, we are marketing TransTRAK through independent distributors like manufacturers' representatives and other representatives who market complimentary product offerings to prospective and existing customers. We are actively pursuing additional distributor relationships and this will continue to be a primary focus through this next quarter. Also we have signed a licensing agreement with Karta Technologies to allow them to market our TransTRAK product line worldwide.

      On July 22, 2005 the Company signed consulting agreements which will provide general business consulting and help with building the corporate infrastructure of the sales and marketing divisions. , Refer to the S-8 filed with the Securities and Exchange Commission on August 3, 2005.


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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      Reference is made to Item 3 of our Annual Report on Form 10KSB for the fiscal year ended December 31, 2004, filed with the Commission on April 1, 2005. As of the date of this filing there is no threatened or pending litigation against the Company.

Item 2. Changes in Securities.

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

Office Rental:

During the second quarter of 2004 the Company moved its operations to San Antonio, Texas, where it acquired 1001 square feet of office space at 10715 Gulfdale, Suite 285, San Antonio, Texas, 78216. The lease is for a period of one year expiring April 30, 2005. The Company has the option to renew its lease at the end of the initial one-year lease period. If the Company renews its lease at the end of the initial one-year period, the landlord can make a base rental adjustment to cover the actual operating costs of the building and premises. The Company renewed its lease for its corporate headquarters effective May 1, 2005 for an additional year at the same rate as issued the initial lease period.

Performance Contract with CEO/CFO

On or about August 12, 2005, effective August 8, 2005, the Company entered into a contract with H. Dewey Bain, its chief executive officer and President pursuant to which it issued to him 140,000,000 shares of its common stock, $.001 par value per share. The contract provides that the Company must have either a net profit of $1,500,000 for the year ending December 31, 2005 or $5,000,000 of revenues for the year ending December 31, 2005. In the event that neither of those performance criteria are met, the 140,000,000 shares must be returned to the Company within three business days. A copy of the agreement with Mr. Bain is an exhibit hereto. The Company issued the securities to Mr. Bain pursuant to the exemption from registration afforded by ss.4(2) of the Securities Act of 1933 (Transactions by an issuer not involving any public offering). In accordance with the contract, the certificate for the shares has been appropriately legended and, although issued, is being held in escrow until the Company can determine whether either of the goals set forth in the agreement with Mr. Bain has been satisfied.

Item 6. Exhibits

(a) Exhibits.

          Exhibit No.               Identification of Exhibit
          -----------               -------------------------

            3.1(i)a     Articles  of  Incorporation,   and  Amendments   thereto
                        incorporated by reference to Exh. 3.2(i) to the Form 8K/A filed on August 3., 2005

            3.1(i)b Amendments to Articles of Incorporation, incorporated by reference to Exh. 3.1(i)a to the Form S-8 filed on August 3., 2005

            3.2 Bylaws incorporated by reference to Exh. 3.1(ii)b to the Form S-8 filed on August 3., 2005

            31.1 Certification of M. Dewey Bain, Chief Executive Officer of Planetlink Communications, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of M. Dewey Bain, Chief Executive Officer of Planetlink Communications, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

            99.12 Agreement of August 12, 2005 with H. Dewey Bain re issuance of 140 million shares.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PLANETLINK COMMUNICATIONS, INC.

Dated August 12, 2005.

                                       By /s/ M. Dewey Bain
                                         ---------------------------------------
                                         M. Dewey Bain,
                                         President and Chief Executive Officer