Form 10QSB
period 2005-09-30
PLANETLINK COMMUNICATIONS INC
filed 2005-11-14
CIK 1123845

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2005, the issuer had 726,504,078 shares of its common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 2005
   (unaudited) and December 31, 2004...................................F-3 - F-4
Condensed Consolidated Statement of Operations as of
   September 30, 2005 and 2004.........................................F-5 - F-6
Condensed Consolidated Statement of (Deficiency) in Stockholders Equity
   as of September 30, 2005..................................................F-7
Condensed Consolidated Statement of Cash Flow as of
   September 30, 2005 and 2004...............................................F-8
Notes to Condensed Consolidated Financial Statements....................F-9 - 18

Item 2.  Management's Discussion and Analysis or Plan of Operations...........19
Item 3.  Controls and Procedures..............................................22

PART II - OTHER INFORMATION...................................................23

Item 1.  Legal Proceedings....................................................23
Item 2.  Changes in Securities................................................23
Item 3.  Defaults Upon Senior Securities......................................23
Item 4.  Submission of Matters to a Vote of Security Holders..................23
Item 5.  Other Information....................................................23
Item 6.  Exhibits.............................................................24
Signatures....................................................................24
Certifications...........................................................25 - 27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                     ASSETS
                                                  September 30,    December 31,
                                                      2005             2004
                                                  (Unaudited)       (Audited)
                                                  ------------     ------------

Current Assets
     Cash                                         $    129,851     $     29,031
     Accounts receivable, net of allowance for
        doubtful accounts of -0-                        28,971            2,014
                                                  ------------     ------------
                    Total Current Assets               158,822           31,045

Property and equipment (Note 6)
     Office Furniture & Fixtures                        39,216           36,041
     Software                                          710,463          704,016
     Less accumulated depreciation                    (167,160)         (52,425)
                                                  ------------     ------------
                                                       582,519          687,632
     Leased Equipment, and (Note 7)                     62,014            8,083
                                                  ------------     ------------
                    Total Fixed Assets                 644,533          695,715

Other Assets

     Deferred financing costs, net (Note 8)             38,505          127,513
     Deposits and other assets                          35,313           58,945
                                                  ------------     ------------
                    Total Other Assets                  73,818          186,458
                                                  ------------     ------------
                   Total Assets                   $    877,173     $    913,218
                                                  ============     ============

See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     September 30,    December 31,
                                                                         2005             2004
                                                                     (Unaudited)        (Audited)
                                                                     ------------     ------------
Current Liabilities
     Accrued expenses and accounts payable                           $    202,338     $    115,570
     Loan payable - officer (Note 9)                                      341,845          364,850
                                                                     ------------     ------------
          Total Current Liabilities                                       544,183          480,420

Long Term Liabilities
     Convertible debentures, net (Note 10)                                179,395          267,585
     Customer deposits                                                      2,100               --
                                                                     ------------     ------------
         Total Long Term Liabilities                                      181,495          267,585
                                                                     ------------     ------------
     Total Liabilities                                                    725,678          748,005

Commitments, Contingencies and Other Matters (Note 12)

Stockholders' Equity

     Preferred stock - $1.00 par value; 100,000,000 authorized;
       25,000 and -0- shares issued and outstanding at
       September 30, 2005 and 2004, respectively                           25,000               --
     Common stock - $.001 par value;
       800,000,000 shares authorized; 726,504,078 and 208,516,804 shares issued and outstanding at September 30, 2005
       and December 31, 2004,  respectively                               726,504          208,516
     Additional paid-in capital                                        15,735,761       12,545,930
     Accumulated deficit                                              (16,335,770)     (12,589,233)
                                                                     ------------     ------------
        Total Stockholders' Equity (Deficit)                              151,495          165,213
                                                                     ------------     ------------
     Total Liabilities and Stockholders' Equity                      $    877,173     $    913,218
                                                                     ============     ============

See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                 2005               2004
                                                                                 (Restated)
                                                            --------------     --------------
Revenue                                                     $      139,956     $           --

Cost of Goods Sold                                                  77,085                 --
                                                            --------------     --------------
Gross Profit                                                        62,871                 --

Operating Expenses
     Compensatory element of stock and warrant issuances
        for selling, general and administrative expenses         1,995,005            316,139
     Conversion cost - convertible debentures                      746,692                 --
     Selling, general and administrative expenses                  717,414          1,264,304
     Depreciation                                                  130,991             19,425
                                                            --------------     --------------
               Total Operating Expenses                          3,590,102          1,599,868
                                                            --------------     --------------
               Operating Loss                                   (3,527,231)        (1,599,868)

Other Income (Expenses)
     Interest expense, net                                        (219,306)           (67,268)
                                                            --------------     --------------
     Total Other (Expense) Income                                 (219,306)           (67,268)
                                                            --------------     --------------
Loss Before Income Taxes                                        (3,746,537)        (1,667,136)
     Income taxes (Benefit)                                             --                 --
                                                            --------------     --------------
                            Net Loss                        $   (3,746,537)    $   (1,667,136)
                                                            ==============     ==============

     Loss per common share (Basic and assuming dilution)    $        (0.01)    $        (0.01)

     Weighted Average Number of Common Shares                  367,647,819        148,388,969
        Outstanding, Basic

See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                      September 30,
                                                                 2005              2004
                                                                                (Restated)
                                                            --------------    --------------
Revenue                                                     $       42,235    $           --

Cost of Goods Sold                                                  19,425                --
                                                            --------------    --------------
Gross Profit                                                        22,810                --

Operating Expenses
     Compensatory element of stock and warrant issuances
        for selling, general and administrative expenses         1,864,100            65,775
     Conversion cost - convertible debentures                      746,692                --
     Selling, general and administrative expenses                   31,686           599,243
     Depreciation                                                   44,455            12,949
                                                            --------------    --------------
               Total Operating Expenses                          2,686,933           677,967
                                                            --------------    --------------
               Operating Loss                                   (2,664,123)         (677,967)

Other Income (Expenses)
     Interest expense, net                                        (137,065)          (35,773)
                                                            --------------    --------------
     Total Other (Expense) Income                                 (137,065)          (35,773)
                                                            --------------    --------------
Loss Before Income Taxes                                        (2,801,188)         (713,740)
     Income taxes (Benefit)                                             --                --
                                                            --------------    --------------
                            Net Loss                        $   (2,801,188)   $     (713,740)
                                                            ==============    ==============

     Loss per common share (Basic and assuming dilution)    $        (0.01)   $        (0.00)

     Weighted Average Number of Common Shares                  554,003,458       163,448,348
        Outstanding, Basic

See notes to condensed consolidated financial statements.

                  PLANETLINK COMMUNICATIONS, INC AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                          Total
                                               Preferred stock          Common stock        Additional                 stockholders'
                                             -------------------- -----------------------    paid-in     Accumulated   (deficiency)
                                               Shares    Amount      Shares       Amount     capital       deficit        equity
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 2003                         --   $     --  117,458,108   $ 117,458  $ 9,230,094  $(10,207,000)   $(859,448)

Common stock issued under employee
   stock incentive plan                                            83,833,350      83,833    2,945,598                  3,029,431
Common stock issued for services                                    5,225,346       5,225       72,200                     77,425
Common stock issued to placement agent
   for convertible debentures                                       2,000,000       2,000       94,000                     96,000
Warrants issued for services                                                                    35,000                     35,000
Value of beneficial conversion feature of
   convertible debentures                                                                      169,038                    169,038
Net loss                                                                                                  (2,382,233)  (2,382,233)
                                             --------   --------  -----------   ---------  -----------  ------------    ---------
Balance - December 31, 2004                        --   $     --  208,516,804   $ 208,516  $12,545,930  $(12,589,233)   $ 165,213

Preferred stock purchased                      25,000     25,000                                                           25,000
Common stock issued under employee
   stock incentive plan                                            88,166,650      88,167      489,261                    577,428
Common stock issued for services                                  161,000,000     161,000      665,500                    826,500
Common stock issued under the stock
  award plan                                                       32,942,689      32,943      155,345                    188,288
Common stock issued under performance plan                        140,000,000     140,000      560,000                    700,000
Common stock issued to convert debentures                          76,252,935      76,253      865,439                    941,692
Exercise of common stock options                                   20,000,000      20,000      180,000                    200,000
Stock returned to company                                            (375,000)       (375)                                   (375)
Warrants issued for services                                                                   274,286                    274,286
Net loss for the nine months
  ended September 30, 2005                                                                                (3,746,537)  (3,746,537)
                                             --------   --------  -----------   ---------  -----------  ------------    ---------
                                               25,000   $ 25,000  726,504,078   $ 726,504  $15,735,761  $(16,335,770)   $ 151,495
                                             ========   ========  ===========   =========  ===========  ============    =========

See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                               2004
                                                                               2005         (Restated)
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                $ (3,746,537)   $ (1,667,136)
       Adjustments to reconcile net loss to
           net cash (used in) provided by operating activities:
            Compensatory elements of stock issuances                          1,755,060         281,139
            Conversion cost for convertible debentures                          746,692              --
            Value of common stock cancelled                                        (375)             --
            Warrants issued for consulting services                             274,286          35,000
            Impairment charge on software                                            --          75,293
            Write down of fixed assets                                               --          28,192
            Amortization of deferred financing costs                             89,007          16,725
            Amortization of beneficial conversion feature                        90,256          15,211
            Depreciation and amortization                                       130,991          19,442
       Changes in assets and liabilities
            Accounts receivable - (Increase)/Decrease                           (26,957)             --
            Deposits and other assets  - (Increase)/Decrease                     23,632         (41,416)
            Accounts payable and accrued expenses - Increase/(Decrease)          86,769         (90,563)
            Officer note payable  - Increase/(Decrease)                          22,995              --
            Payroll taxes  - Increase/(Decrease)                                     --        (274,672)
            Customer deposits  - Increase/(Decrease)                              2,100              --
            Convertible debentures  - Increase/(Decrease)                        16,554              --
                                                                           ------------    ------------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     (535,527)     (1,602,785)
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                         (79,809)       (481,743)
                                                                           ------------    ------------
       NET CASH USED IN INVESTING ACTIVITIES                                    (79,809)       (481,743)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of officer's loan                                                  (46,000)       (546,782)
   Proceeds from the exercise of employee stock options                         537,156       2,305,748
   Proceeds from the exercise of stock options                                  200,000
   Proceeds from issuance from convertible debentures                                --         395,000
   Deferred financing costs                                                          --         (61,350)
   Proceeds from purchase of preferred stock                                     25,000              --
   Repayment of line of credit                                                       --         (50,000)
                                                                           ------------    ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                716,156       2,042,616
                                                                           ------------    ------------

            (DECREASE) INCREASE IN CASH                                         100,820         (41,912)
            CASH  - BEGINNING OF PERIOD                                          29,031         195,020
                                                                           ------------    ------------
            CASH  - END OF PERIOD                                          $    129,851    $    153,108
                                                                           ============    ============

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

In April, 2004, PlanetLink formed a new subsidiary, PlanetTRAKS, Inc. to focus on the satellite-based mobile asset management market, and in the same month, the TransTRAK product line was introduced to the market. TransTRAK is built around a simple, cost-effective hardware device that is placed in the vehicle. This device, coupled with the Company's proprietary software tracking system, a mapping component and the Internet, allows the user to actively monitor and manage virtually any type of mobile asset. This architecture has enabled us to quickly bring the service to market with the least amount of risk. The design of the system also facilitates the ability to rollout new features and services to vehicle tracking devices that are already in service. The result of this effort has established the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based. TransTRAK allows the owner of any vehicle to access a wide range of information regarding the vehicle's location and behavior through the Internet-enabled device.

NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, for the nine months ended September 30, 2005 and 2004, the Company incurred net losses of $3,746,537 and $1,667,136, respectively. In addition the Company used $535,527 of cash in its operations for the nine months ended September 30, 2005.

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Property and Equipment

Property and equipment are stated at cost. Depreciation on office furniture and computers is computed using the double declining balance method over the estimated economic lives of the assets which range from five to seven years. Depreciation on the Company's internal use software is computed using the straight-line method for five years. The Company also leases assets to its customers. Leased assets are amortized on a straight-line basis over a three-year period. Total depreciation expense for the nine months ended September 30, 2005 and 2004 amounted to $130,991 and $19,442, respectively.

The Company capitalizes certain costs associated with the development of its proprietary internal use software. Costs incurred to develop the software prior to the achievement of technological feasibility are expensed as incurred. Amortization of internal use software costs commences when the related product become available for general release to track assets for our customers. The straight-line method of depreciation is used to compute depreciation with a useful life of five years. For the nine months ended September 30, 2005 and 2004 the Company recorded $105,925 and $11,277 of depreciation expense, respectively.

The Company's leasing operations consist of leasing GPS devices which operate in conjunction with its proprietary software to provide fleet management services to its customers. The operating leases are written for periods ranging from three to four years. Depreciation expense for leased equipment for the nine months ended September 30, 2005 and 2004 was $16,257 and $0, respectively.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets would be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The difference between the fair market value and intrinsic value of stock options issued to employees during the nine months ended September 30, 2005 and 2004 were insignificant to the Company's financial statements

Net Loss per Common Share

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the period ended September 30, 2005 and 2004, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after September 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after September 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

Reclassifications

Certain reclassifications have been made in prior period's financial statements to conform to classifications used in the current period.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has three major categories of property and Equipment: office furniture and fixtures, internal use software and leased equipment. The following details the components for the Company's property and equipment:

                                                  September 30,    December 31,
                                                      2005             2004
                                                   (Unaudited)       (Audited)
                                                  ------------     ------------
Office Furniture and Equipment                    $     39,216     $     36,041
     less Accumulated Depreciation                     (15,777)          (6,968)
Internal Use Software                                  710,463          704,016
     less Accumulated Depreciation                    (151,383)         (45,457)
Leased Equipment, net                                   62,014            8,083
                                                  ------------     ------------
              Total Fixed Assets                  $    644,533     $    695,715
                                                  ============     ============

Depreciation expense for the periods ending on September 30, 2005 and December 31, 2004 was $114,734 and $57,836, respectively

NOTE 7 - LEASED EQUIPMENT

The Company's lease of equipment as of September 30, 2005 and December 31, 2004, respectively consist of the following:

                                                  September 30,    December 31,
                                                      2005             2004
                                                   (Unaudited)       (Audited)
                                                  ------------     ------------
Leased Equipment                                  $     78,587     $      8,400
     less accumulated depreciation                     (16,573)            (317)
                                                  ------------     ------------
               Total Leased Equipment, net        $     62,014     $      8,083
                                                  ============     ============

The following is of the expected future operating lease rentals by year:

                                  2005       2006        2007        2008
      Future Rentals            $40,207    $47,676     $47,110      $9,910

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8- DEFERRED FINANCING COSTS

Costs incurred in connection with the Company's sale of $395,000 of 6% Convertible Debentures (Note 10).

                                                         For Periods Ended
                                                    September 30,   December 31,
                                                        2005            2004
                                                     (Unaudited)      (Audited)
                                                    ------------    ------------
Deferred financing costs                            $    157,350    $    157,350
     Less Accumulated amortization                       118,845          29,837
                                                    ------------    ------------
     Deferred financing costs, net                  $     38,505    $    127,513
                                                    ============    ============

During the period ended September 30, 2005 a total of $195,000 convertible debentures were converted from a debt instrument to stock which accelerated the amortization of the deferred financing costs on that portion of the financing cost attributable to the debentures converted.

Deferred financing costs are being amortized over the term of the Convertible Debentures, which is three years or until converted. Amortization of the deferred financing costs for nine months ended September 30, 2005 and 2004 amounted to $89,007 and $16,725, respectively. This cost is included as a component of interest expense.

NOTE 9 - LOAN PAYABLE - OFFICER

In 2003 the Company recorded a note due its current president in the amount of $307,438. The note, which bears interest at 10% per annum, is payable on demand. Interest expense on this note amounted to $22,995 and $22,995 as of September 30, 2005 and 2004, respectively.

                                                         For Periods Ended
                                                    September 30,   December 31,
                                                        2005            2004
                                                     (Unaudited)      (Audited)
                                                    ------------    ------------
Demand note dated December 31, 2003 due to
the Company's president that accrues interest
at 10% per annum, beginning January 1, 2003
Loan payable                                        $    307,438    $    307,438
Accrued interest                                          80,407          57,412
   less payments made                                     46,000              --
                                                    ------------    ------------
         Loan payable - officer                     $    341,845    $    364,850
                                                    ============    ============

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In July, 2004 the Company completed the placement of an additional $70,000 of its 6% Convertible Debentures under the same terms as those issued in September, 2004. The Company also recorded a $30,000 discount, which represents the intrinsic value of the beneficial conversion feature at the date the Debentures were issued.

During the period ending September 30, 2005 there were two requests from the debenture holders for redemption which was provided for in convertible debenture agreement signed in June, 2004. The holders of the Debentures have the right to convert their debentures plus accrued interest into shares of the Company's common stock at 70% of the lowest bid price (as reported by Bloomberg) for the twenty consecutive trading days immediately preceding the date of conversion As per the formula in the agreement on August 11, 2005 the Company issued 51,791,100 shares of common stock to redeem $120,000 debentures. On September 9, 2005 the Company issued 24,461,835 shares of common stock to redeem $75,000 debentures. The conversion cost of these two debenture redemptions was $746,692, the fair market value of the stock above the debentures redeemed.

The intrinsic value of the beneficial conversion feature in each of the above Debenture issuances was being amortized over the term of the Debentures, which is three years. The Company recorded $90,256 and $15,211 of accretion during the nine months ended September 30, 2005 and 2004, respectively. This cost is included as a component of interest expense in the accompanying statement of operations and includes the accelerated amortization of the beneficial conversion feature for the converted debentures.

The Debentures are redeemable by the Company, in whole or in part, at the Company's option, at 120% of the then outstanding principal amount of the Debentures. If the redemption occurs more than six (6) months from the date of the individual closings the redemption shall be set at 125%. If the redemption occurs more than one (1) year from the date of individual closings the amount will be set at 131%. The issuers shall give ten (10) days written notice of intent to redeem the Debentures in whole or in part, during which period no conversions shall be permitted. The outstanding principal balance of the Debentures as of September 30, 2005 net of their unamortized discount plus accrued interest is $179,395.

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

NOTE 11 - INCOME TAXES

Due to the Company's loss position and the recording of a valuation allowance against any deferred tax asset, there is no income tax provision for the nine months ended September 30 2005 and 2004.

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 13 - STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2005 the Company's president had purchased 25,000 shares of preferred stock with a par value of $1.00 per share. There was not any preferred stock outstanding as of September 30, 2004.

Employee Stock Incentive Plan

In January, 2004 the Company established the 2004 employee stock incentive Plan (the "2004 Plan"). The Plan is intended to provide employees who make significant contributions to the long-term growth of the Company with equity-based compensation incentives. The 2004 Plan provisions are substantially the same as the 2003 Plan provisions except that the 2003 plan provided for options to be issued to officers. The Company did not grant any options to officers in 2003. In 2004 this provision was removed from the Plan. Stock options granted to employees under the Plans have exercise prices of not less than 85% of the fair market value of the underlying common stock on the date of grant. For the period ended September 30, 2005 the Company had also issued options under the 2005 Employee Stock Incentive Plan (the "2005 Plan").

The Company applies APB No. 25 and related interpretations in accounting for its plans and options granted under stock option agreements. Accordingly, compensation cost for options issued to employees is recognized for options that are granted with exercise prices that are less than the fair market value of the underlying stock at the date of grant.

During the nine months ended September 30, 2005, the Company granted an aggregate of 88,166,650 stock options to employees with exercise price of 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $40,272, is included in compensatory element of stock based compensation in the Company's statement of operations for the nine months ended September 30, 2005. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions.

During the nine months ended September 30, 2004, the Company granted an aggregate of 45,000,000 stock options to employees with exercise price of 90% to 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $210,214, is included in compensatory element of stock based compensation in the Company's statement of operations for the nine months ended September 30, 2004. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Employee Stock Award Plan

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

During the nine months ended September 30, 2005, the Company issued 32,942,689 shares of common stock to employees or consultants under this Plan. A compensation charge of $188,288 was recorded in the Company's statement of operations for the nine months ended September 30, 2005. There was not any stock issued under this Plan in 2004.

Common Stock Issued for Services

During the period ended September 30, 2005 the Company issued 161,000,000 shares of common stock valued at $826,500 for services to be performed by outsourced providers of which 145,000,000 shares were issued in exchange for marketing consulting contract. The contract as well as the warrants that were included in the consulting agreement were filed with the Securities and Exchange Commission on August 3, 2005 in an S-8. The cost of these services is included as a compensation charge in the Company's statement of operations for the nine months ended September 30, 2005.

During the period ended September 30, 2004 the Company issued 5,111,707 shares of common stock valued at $70,925 for services to be performed by outsourced providers. The cost of these services is included as a compensation charge in the Company's statement of operations for the nine months ended September 30, 2004. Also during the period ended September 30, 2004 the Company issued 2, 000,000 shares of common stock valued at $96,000 to the placement agent for the convertible debentures.

Common Stock Issued for a Performance Plan

During the period ended September 30, 2005 the President and CEO acquired 140,000,000 shares of restricted common stock valued at $700,000 contingent upon meeting specified targets set forth in the Performance Plan Agreement. . The contract provides that the Company must have either a net profit of $1,500,000 for the year ending December 31, 2005 or $5,000,000 of revenues for the year ending December 31, 2005. In the event that neither of those performance criteria are met, the 140,000,000 shares must be returned to the Company within three business days The Company provided the securities to Mr. Bain pursuant to the exemption from registration afforded by ss.4(2) of the Securities Act of 1933 (Transactions by an issuer not involving any public offering). In accordance with the contract, the certificate for the shares has been appropriately legended and, although issued, is being held in escrow until the Company can determine whether either of the goals set forth in the agreement with Mr. Bain has been satisfied.

Common Stock Purchase Warrants Issued for Services

For the period ended September 30, 2005 there were 60,000,000 stock purchase warrants issued to marketing consultants as part of their compensation for period of one year. The warrants were valued at $274,286 using the Black-Scoles pricing model with an exercise price of $.01.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During the period ended September 30, 2004 the Company entered into a one-year consulting agreement in exchange for compensation consisting of shares of the Company's common stock valued at $24,000 and two one-year stock purchase warrants. The first warrant was for the purchase 2,000,000 shares of common stock at an exercise price of $.02 per share and the second warrant was for the purchase 1,000,000 shares of common stock at an exercise price of $.015 per share with the Company. The aggregate fair market value of the warrants, estimated on the date of the grant using the Black-Scholes option pricing model was $35,000. The stock and the warrants were fully vested and nonforfeitable at the time of issuance.

NOTE 14 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that are not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of: shares issuable upon conversion of 6% convertible debentures which are due as of September 30, 2005 of 18,636,079 shares.

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

Likewise in the nine months ended September 30, 2004, interest on the Note due Officer was understated by $15,246. This change is reflected in the restated loss for the period ended September 30, 2004 of $953,396 and the restated accumulated deficit of $11,160,396.

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

      During the quarter ended September 30, 2005 the Company signed a consulting agreement with a group of marketing specialists. The consultants are to provide guidance and develop a marketing infrastructure for the company. In that regard a sales office in Miami, Florida has been opened, a national sales force is being developed, new marketing materials have been developed and a new PowerPoint presentation is available for potential customers to see.

Growth by Acquisition.

      Our strategy includes the attainment of a portion of our growth through the acquisition of companies, products and services that will compliment our current business model. We know that a successful acquisition depends on our ability to effectively identify suitable candidates, complete the transaction with the least amount of disruption to both business entities, and manage post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business, result in the loss of key business and/or personnel from the acquired company, and increase legal liabilities.

      On November 1, 2005 a letter of intent to purchase all the assets of AutoTrack GPS for PlanetLink stock was signed by the Company and AutoTrack management. The acquisition is expected to be completed within the next 90 days. This is the first potential acquisition by the Company. A portion of our growth strategy will include acquisitions as we are able to identify potential targets.

Future Capital Requirements

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

Results of Operations

      During the nine month period ended September 30, 2005 and 2004, we incurred an operating losses of $3,746,537 and $1,667,136, respectively. In the period ended September 30, 2005 the Company had sales of $139,956. During the same period in 2004 the Company had no sales as it had not yet begun sales of the TransTRAK products. Selling, general and administrative expenses for the nine month periods ended September 30, 2005 and 2004 were $717,414 and $1,264,304, respectively. Compensatory costs for the period ending September 30, 2005 and 2004, respectively were $1,995,005 and $316,139. The costs recorded in 2005 included the value of the marketing consulting contract as well as the performance plan. Interest expense increased during the nine months ended September 30, 2005 to $219,306 from $67,268 during the nine months ended September 30, 2004. The increase is attributable to the issuance on convertible debentures in June and July, 2004 and the associated interest costs. In addition, when $195,000 of convertible debentures were converted to stock, the accreted interest relative to the conversion of $54,940 was accelerated as was the deferred financing costs attributable to converted debentures of $56,838. Both of these one-time items were recorded in the total interest expense of $219,306 for the period ended September 30, 2005.

Liquidity and Capital Resources

      At September 30, 2005 and December 31, 2004, the Company's current liabilities exceeded current assets by $385,361 and $449,375, respectively. We generated a cash flow deficit from operations of $535,527 and $1,602,785 for the nine months ended September 30, 2005 and 2004, respectively. Cash flow deficits from operating activities for the nine months ended September 30, 2005 and 2004 were directly attributable to our not having a significant amount of revenues from operations. It should be noted that the operating cash deficit decreased by $1,067,258 in 2005 over the same period in 2004. We generated $716,156 and $2,042,616 of cash from financing activities during the nine months ended September 30, 2005 and 2004. In addition, as of September 30, 2005 the Company sold $25,000 of preferred stock. The Company used the proceeds from the sale of such securities to fund our operations. Management anticipates raising additional capital from outside investors and bank mezzanine lenders; however, there are no assurances that we will be successful in our efforts.

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

      As discussed on page 20 of this report, the Company has a signed Letter of Intent to purchase AutoTracks GPS. Also discussed in the Sales and Marketing Section of this report, a sales office in Miami, Florida has been opened, a national sales force is being developed, new marketing materials have been developed and a new PowerPoint presentation is available for potential customers to see.

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

      Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive and financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, as a result of the restatement of the year ended December 31, 2003, the Company has made some changes in procedures and control. They are as follows:

      o In May, 2004 the Company has hired an accounting professional to oversee all financial reporting.

      o In June, 2004 the Company purchased an integrated financial reporting package which separates different accounting functions such as accounts receivable, cash disbursements, etc. thus allowing for greater control as all entries are not recorded as just a bookkeeping entry. All bank reconciliations are performed in accordance with generally accepted accounting procedures with any unusual items being researched. All cash receipts are tracked to either accounts receivable or non-accounts receivable receipts and recorded as applicable.

      o The Company, at the recommendation of its Board of Directors, has changed its certified public accounting firm.

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

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

Office Rental:

During the second quarter of 2004 the Company moved its operations to San Antonio, Texas, where it acquired 1001 square feet of office space at 10715 Gulfdale, Suite 285, San Antonio, Texas, 78216. The lease is for a period of one year expiring April 30, 2005. The Company has the option to renew its lease at the end of the initial one-year lease period. If the Company renews its lease at the end of the initial one-year period, the landlord can make a base rental adjustment to cover the actual operating costs of the building and premises. The Company renewed its lease for its corporate headquarters effective May 1, 2005 for an additional year at the same rate as the initial lease period.

Item 6. Exhibits

      (a)   Exhibits.

      Exhibit No.               Identification of Exhibit

      3.1(i)a Articles of Incorporation, and Amendments thereto incorporated by reference to Exh. 3.2(i) January 24, 2002

      3.1(i)b Amendments to Articles of Incorporation, incorporated by reference to Exh. 3.1(i)b to the Form S-8 filed on August 3, 2005

      3.2 Bylaws incorporated by reference to Exh. 3.1(ii) to the Form S-8 filed on August 3, 2005

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

      99.12 Agreement of August 12, 2005 with M. Dewey Bain re issuance of 140 million shares incorporated by reference to Exhibit 99.12 on Form 10-QSB filed on August 15, 2005.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PLANETLINK COMMUNICATIONS, INC.

Dated November 14, 2005.

                                        By /s/ M. Dewey Bain
                                           -------------------------------------
                                           M. Dewey Bain,
                                           President and Chief Executive Officer