Form 10KSB
period 2005-12-31
PLANETLINK COMMUNICATIONS INC
filed 2006-03-30
CIK 1123845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

State issuer's revenues for its most recent fiscal year: $178,113.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 31, 2006: $2,541,409

State the number of shares outstanding of each of the registrant's classes of common stock as of January 31, 2006: 684,504,078

Documents incorporated by reference: None.

TABLE OF CONTENTS


Item 1.  Description of Business                                             3

Item 2.  Description of Property                                             9

Item 3.  Legal Proceedings                                                  10

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 5.  Market for common Equity and Related Stockholder Matters           10

Item 6.  Management's Discussion and Analysis or Plan of Operations         12

Item 7.  Financial Statements                                               17

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                          40

Item 8A. Controls and Procedures                                            40

Item 8B. Other Information                                                  40

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchanges Act                                                      41

Item 10. Executive Compensation                                             43

Item 11. Security Ownership of Certain Beneficial Owners and Management
         And Related Stockholder Matters                                    44

Item 12. Certain Relationships and Related Transactions                     45

Item 13. Exhibits                                                           45

Item 14. Principal Accountant Fees and Services                             45

PART I

FORWARD LOOKING STATEMENTS DISCLAIMER

      Statements in this Form 10-KSB Annual Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-KSB Annual Report, under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

      In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report, except as required by law.

ITEM 1. DESCRIPTION OF BUSINESS

HISTORICAL DEVELOPMENT

      In May 1999, we incorporated in Georgia under the name PlanetLink Communications, Inc. for the purpose of providing international telecommunications and wireless services, principally in Georgia. Prior to the end of fiscal 2001, we directed our efforts toward satellite television services and products. During the fiscal years ended December 31, 2002 and 2003, we provided television services and consumer two-way, satellite-based Internet service through our dealership agreement with EchoStar Communications. Virtually all of our revenue during these periods was the result of the Echostar Agreement. In 2003, after four years of retail operations and an evolving business strategy, we moved away from store retailing to focus on developing satellite-enabled products based on Global Positioning Systems, or GPS, technology. In April 2004, we formed our subsidiary, PlanetTRAKS, Inc., a Nevada corporation whose headquarters is in San Antonio, Texas. PlanetTRAKS focuses on the satellite-based mobile asset management market. In the fourth quarter of 2004, we recorded our first sales from the TransTRAK product line.

INDUSTRY OVERVIEW

      The convergence of satellite-based position location technologies with the widespread availability and use of wireless data communications has created opportunities for a variety of new products and services. The Mobile Asset Management industry emerged to offer one of the first commercial applications using GPS technology to provide precise location information to automotive and various other "mobile" asset industries such as trucking, railways, enterprise fleets and rental cars.

      In the commercial market, the trucking industry was one of the early adopters of asset management solutions led by Qualcomm's OmniTRACS(R) solutions. Qualcomm drove initial growth in the industry, and while several other industry verticals have since emerged, many of the service providers targeting this market have experienced difficulties as a result of insufficient capital. We believe the outlook for the industry is favorable as equipment and airtime costs continue to decline and awareness and adoption in the commercial and consumer markets increase.

      As per published research by Clarus Securities, in November 2004, total commercial industry revenue in North America in 2003 was estimated to be approximately $4.8 billion. Some analysts expect industry revenue to grow to over $9.5 billion by 2007, representing growth of 25% per year. While material adoption of mobile asset management occurred in the commercial market first, primarily in the trucking industry, penetration in this market still remains relatively low. It is believed that only 15% - 20% of the over 4 million "heavy" trucks in the U.S have a GPS location device installed. In addition, there is still plenty of room for greater penetration in other commercial markets.

      The consumer market is growing rapidly with the use of GPS-related devices in automobiles, recreational vehicles and mobile tracking. We do not, at present, target the consumer market. As resources become available, we hope to begin to penetrate that market.


OUR PRODUCTS

      In July 2004, we introduced TransTRAK to the market. TransTRAK is a vehicle tracking system that is designed to rapidly deliver vehicle location, speed, distance monitoring, and other vehicle behavior variables to our customers. The TransTRAK system is built around a simple, cost-effective hardware device that is placed in a vehicle, which coupled with our proprietary software tracking system, and wireless and mapping components, can be customized to the needs of each customer. TransTRAK allows a user to actively monitor and manage virtually any type of mobile asset.

      Our strategy is to minimize upfront costs to the customer and to charge the customer a reasonable monthly monitoring fee. Our customers can either purchase devices from us directly or lease devices through a third party leasing company. If the customer leases the GPS device through a third party leasing company, we receive the total revenue for the device upon installation. We bill our customers monthly for our monitoring services.

STRATEGIC ALLIANCES

      Our operations depend largely upon strategic alliances with four primary service providers.

      WebTech Wireless, Inc. provides our mobile locator units, or MLUs, on an "as ordered" basis. We have no minimum purchase requirement with WebTech. WebTech also provides service delivery, customer service, and technical support services to us on an "as needed" basis.

      Karta Technologies Inc. led the research and development effort for our satellite-enabled products beginning in September 2003. Karta completed the development of the TransTRAK fleet monitoring software in 2004. At present, Karta provides support for the TransTRAK product on an as-needed basis through a trouble ticket system. After the development of TransTRAK, our relationship with Karta evolved into a strategic partnership resulting in a licensing agreement. Under our licensing agreement, Karta launched FleetRADAR, a fleet management platform based on our proprietary software technology. Karta will market the FleetRADAR product to its existing customers, both domestically and worldwide. The licensing agreement expires on February 28, 2015 and is subject to renewal.

      MapQuest.com, Inc. provides our map data. We have a contract with Mapquest that renews annually. The contract provides mapping services to us based on our specific geographic needs. Our current contract covers all of the continental United States and Mexico.

      Cingular Wireless LLC provides our wireless data services under a contract which renews annually. Our current contract provides for different levels of wireless coverage and data transmission depending upon the customer's needs. This pricing model provides us with the greatest flexibility to meet customer demands.

CUSTOMERS

      Our customers cover a broad range of industries with the common tread being that each customer has a fleet of vehicles. We have found demand for TransTRAK in the moving and storage industry, various types of transportation companies and service providers to the public. We continue to target new target markets such as municipal, state and federal government agencies that utilize trucks in their daily operations.

      We have established a position in certain markets because, we find that when you get your foot in the door in a particular market, others within that market become aware of our TransTRAK product from the testimonials of our customers within that market. These testimonials make it more likely a potential customer will purchase our products.

      We also often get repeat business from our existing customers. Customers typically place an initial order to try our TransTRAK product and services and then reorder additional units when the customer finds that the TransTRAK product performs to their satisfaction. We believe this pattern establishes that customers are pleased with our TransTRAK product and services.

SALES & MARKETING

      We believe the primary market for our products and services is commercial customers who utilize our products to improve their operations. We market TransTRAK to businesses that are interested in managing their rolling assets, controlling transportation expenses and monitoring employee productivity. We believe some of our potential markets are:

      o     Wholesale/Retail Delivery fleets;
      o     Landscape Contractors,
      o     Towing Companies;
      o     Plumbing and Electrical Contractors;
      o     Utility and Service fleets;
      o     Heating and A/C Contractors;
      o     Cattle Hauling Companies; and
      o     Local Moving & Pest Control Companies,

      We market the TransTRAK system through agent relationships in the USA. Our agents are authorized to sell TransTRAK at our prevailing rates and terms and we reserve the right to change such rates and terms at our sole discretion. Agents use only our approved forms when ordering the TransTRAK system. Agents are only compensated for the customer contracts that are accepted by PlanetTRAKS. We may refuse to sell our products and services to any business or consumer for any reason, including the credit worthiness of a prospective customer.

      We have had three key challenges in producing sales revenues. They are presence, credibility and funding.

      Presence: Building the agent program and finding qualified agents who are interested in marketing the TransTRAK system has taken time. We now have what we believe is a strong program and we are aggressively looking for others. Growing and developing our agent program will continue to remain as one of our highest priorities in the upcoming year.

      Credibility: Many potential customers question whether we will be able to support them for the term of their contract. We believe our credibility will be enhanced the longer we are in the markets we serve and the greater our reach into those markets. We intend to continue to develop a positive reputation in the markets we serve by providing on-going customer support and follow-up with customers.

      Funding: Our growth has been hampered by a lack of funds required to effectively market TransTRAK. Advertising of any kind, public relations, and even an effective commission program are costly. We believe that it is most cost effective to present the TransTRAK product in an industry specific convention or trade show. We intend to increase our marketing budget, as funding permits, to enhance our image and brand name in the markets we serve.

      In August 2005, we signed a Consulting Agreement with a group of marketing specialists. Pursuant to the Agreement, the consultants are to provide marketing guidance and develop a marketing infrastructure for our company and our flagship product, TransTRAK. The consultants have developed new marketing materials and a PowerPoint presentation for potential customers to see. The consultants opened an office in Miami Beach, Florida. We pay the consultants in stock rather than cash to preserve our capital for other uses.

      In January 2006, we renewed the marketing and infrastructure consulting contract. The consultants' primary focus during the six month renewal period will be a continued emphasis on marketing as well as providing assistance in other areas of the company such as identifying acquisition targets, improvement in our website and other advisory functions.

DEVICE HARDWARE SUPPLY

      We do not manufacture the GPS devices that we sell. We purchase the devices from WebTech Wireless. The devices are delivered to the customer after the insertion of a SIM card from our wireless provider. We assign the devices by serial number and SIM card number to the customer's account in our proprietary software. Upon installation of the device, the customer defines the telemetry functions to the device.

      If we were to lose our alliance with WebTech Wireless, we believe we could purchase similar GPS devices from other suppliers at a similar price with minimal changes made to the flow of data from the device to our proprietary TransTRAK software.

RESEARCH AND DEVELOPMENT

      In September 2003, we developed a strategic alliance with San Antonio, Texas-based Karta Technologies Inc. to lead the research and development effort for our satellite-enabled products. The vehicle tracking system was developed to be as simple as possible, utilizing the Internet, a mapping component, our proprietary software and a GPS device. This architecture has enabled us to bring the service to market with the least amount of risk. The design of the system also facilitates the ability to rollout new features and services to vehicle tracking devices that are already in service. The result of this effort has established the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based.

      We spent $12,781 in fiscal year 2005 and $500,015 in fiscal year 2004 on capitalized costs of our proprietary TransTRAK software.. In 2005 we outsourced specific customer requests to Karta Technologies. In 2004 we completed the development TransTRAK application. We also spent $0 and $133,488 in 2005 and 2004, respectively on costs charged to operations for the support of the TransTRAK product.

      In 2006, we intend to further refine TransTRAK to include mobile video. Not only will a customer be able to know the location of his vehicle but also, with a video equipment attachment, what is happening at that site through the TransTRAK system.

EMPLOYEES

As of December 31, 2005, we had 3 full-time employees and agents and consultants who work for the company as independent contractors. None of our employees is subject to a collective bargaining arrangement and we consider our relationship with our employees to be very good.

COMPETITION

      We face intense competition in the mobile asset management business. We compete with larger companies that have a longer history of providing tracking systems with event notification systems. Additionally, our competitors generally have substantially greater resources, including greater financial resources, a larger customer base and greater name and brand recognition.

      Our competitors are generally differentiated by segments served and technology. On the technology side, some of our competitors such as Qualcomm's OmniTRACS solution have focused their efforts on two-way relatively expensive satellite-based solutions, while the majority of our other competitors use wireless technology augmented with GPS location capabilities. Our most direct competitors are @Road, Discreet Wireless and Nextel.

      Many of our competitors still provide legacy systems that use more expensive hardware components and data networks. While some of these companies have the ability to adapt and offer newer technologies, we believe we are positioned favorably to compete in the mobile asset management market. We compete by:

      o coming to market early with a product that is designed to leverage the latest advancements in technologies;
      o     catering to a broader customer base;
      o catering to customers who are currently dissatisfied with the products and services they are receiving from the larger companies.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

GROWTH BY ACQUISITION IS RISKY AND, IF WE FAIL TO SUCCESSFULLY INTEGRATE ACQUISITION TARGETS, OUR REVENUES AND EARNINGS, IF ANY, COULD DECREASE.

      Our business strategy includes acquisitions of similar businesses to grow our company. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates, complete the acquisition and manage post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities. If the business becomes impaired, there could be partial or full write-offs attributed to the acquisition. If we have extensive costs relating to an acquisition, write-offs or fail to integrate potential acquisition targets successfully and profitably, our revenues and earnings, if any, could decrease which could cause our stock price to fall.

WE NEED ADDITIONAL CAPITAL TO GROW AND SUPPORT OUR LONG TERM BUSINESS PLAN AND, IF WE CAN NOT OBTAIN SUCH CAPITAL, WE MAY BE REQUIRED TO CHANGE OUR BUSINESS PLAN.

      We need additional capital to facilitate our growth, develop marketing programs, further refine our product offerings and potentially acquire companies or assets to support our growth. It is likely we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and marketing of our products through strategic partnerships and other arrangements with investment partners. Such collaborative arrangements or additional funds may not be available when needed, or on terms acceptable to us, or at all. Additionally, any issuance of equity securities will result in dilution to existing stockholders. If adequate funds are not available, we may be required to change our future strategies.

OUR INDEPENDENT AUDITORS HAVE STATED THAT THERE IS SUBSTANTIAL DOUBT THAT WE CAN CONTINUE AS A GOING CONCERN AND IF WE DO NOT CONTINUE AS A GOING CONCERN YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

      Our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements for the fiscal year ended December 31, 2005. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time that we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements.

      We expect to incur significant capital expenses in pursuing our development and acquisition strategy plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next 12 months. While we hope we will be able to generate funds necessary to maintain our operations, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business model plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of revenues, there is a substantial doubt of our being able to continue as a going concern.

OUR ABILITY TO GENERATE REVENUES DEPENDS HEAVILY ON OUR ABILITY TO MARKET OUR PRODUCTS AND SERVICES AND, IF WE DO NOT HAVE SUFFICIENT FUNDS TO MARKET OUR SERVICES, OUR REVENUES MAY DECLINE.

      Due to our limited resources, we have been unable to fully execute our business model for the sales and marketing of our products and services. Our ability to generate revenues depends upon successful marketing of our products and services. If we do not raise sufficient funds to augment and support our existing marketing, our revenues may fail to increase or even decline. Our agreement with marketing and management consultants, which was signed in August 2005 enables us to utilize outside sources to market our products by paying for these services in stock rather than cash. Also, the experience of these consultants with companies in similar circumstances to us is a real plus for our company at this time in its life cycle.

WE NEED TO CONTINUE TO CULTIVATE ALTERNATE SUPPLIERS FOR KEY COMPONENTS OF THE SERVICES WE PROVIDE OR OUR BUSINESS MAY BE INTERRUPTED AND OUR REVENUES MAY DECREASE OR OUR COSTS MAY INCREASE.

      We currently have strategic alliances with WebTech Wireless, Karta Technologies, Cincular Wireless and Mapquest. Should we be unable to hire qualified personnel or develop an alternative supplier in each of the areas covered by these alliances, our business could be adversely affected. At present, we could buy our devices from an alternate supplier, we could outsource programming changes to another systems design firm or hire qualified personnel, change providers for wireless service to another company such as Verizon and we could contract with another mapping provider such TeleAtlas or NavTeq. However, if our alliances expire or our current suppliers could no longer provide the products and services we need, we may experience an interruption in our business while we locate an alternative supply. Our success is dependent upon our ability to maintain key supplier relationships.

RISKS RELATING TO OUR STOCK

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

      Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2004 and 2005, our common stock was sold and purchased at prices that ranged from a high of $.18 to a low of $.003 per share. The inability to sell your shares may substantially increase your risk of loss because of such illiquidity since the price for our common stock may suffer greater declines due to its price volatility.

      The price of our common stock that will prevail in the market may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

      o     Variations in our quarterly operating results;

      o The development of a market in general for our products and services;

      o     Changes in market valuations of similar companies;

      o Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      o Loss of a major customer or failure to complete significant transactions;

      o     Additions or departures of key personnel; and

      o     Fluctuations in stock market price and volume.

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

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK WHICH MAY CAUSE YOUR SHARES TO BE DILUTED AND LOSE VALUE.

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

      Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities. If we issue more equity securities, your shares may be diluted and, as a result, the share prices of our common stock may decline.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

      Our stock trades on the OTC Bulletin Board. Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of our common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

      o That a broker or dealer approve a person's account for transactions in penny stocks; and

      o The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

      o In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o Obtain financial information and investment experience objectives of the person; and

      o Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      o The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

      o Sets forth the basis on which the broker or dealer made the suitability determination; and

      o That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2. DESCRIPTION OF PROPERTY

      During the second quarter of 2004 we moved our offices to 10715 Gulfdale Suite 285, San Antonio, Texas 78216. We occupy 1001 square feet. The base lease period ran from May 1, 2004 until April 30, 2005. On May 1, 2005, we renewed our lease for another twelve month period at the same rate as the initial period. The landlord can make a base rental adjustment to cover the actual operating costs of the building and premises. We believe that all of our facilities are adequate for current operations for at least the next 12 months. However, we believe we could locate other suitable facilities at our current address at comparable rates, should we need more space.

ITEM 3. LEGAL PROCEEDINGS

      In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have material adverse effect on our financial position, results of operations or liquidity. We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

      As of this report, we are not aware of any threatened or pending legal proceedings against us or our officers and directors in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On December 16, 2005, we held our annual meeting of shareholders in Atlanta, Georgia. The total number of shares outstanding as of the record date of September 6, 2005 was 699,742,243. The total number of shares represented either in person or by proxy was 562,970,815. The following matters were voted on at the meeting:

      o The election of our Board of Directors for the upcoming year: M. Dewey Bain, Dr. Harold Jackson, Darrell Carver, Shawn Chemtov, Richard L. Lapaglia, Mary Hitt and Melvin Williams were elected by a majority of the shares represented as follows:

                  o     M. Dewey Bain - 545,029,866 For, 7,824,415 Withheld;

                  o     Harold Jackson - 380,267,480 For, 172,496,801 Withheld;

                  o     Darrell Carver - 380,274,480 For, 172,489,801 Withheld;

                  o     Shawn Chemtov - 543,604,281 For, 9,160,000 Withheld;

                  o     Richard Lapaglia - 542,877,366 For, 9,886,915 Withheld;

                  o     Mary Hitt - 544,267,666 For, 8,496,615 Withheld;

                  o     Melvin Williams - 377,724,152 For, 175,040,129 Withheld.

            Since the annual shareholders meeting in December, 2005, Dr. Harold Jackson, Darrell Carver and Shawn Chemtov have resigned because each separately determined that they would not have enough time to devote to the company to warrant being on our Board of Directors.

      o A proposal to increase the total number of authorized shares to 1,500,000,000, of which 150,000,000 was to designated as preferred stock. Authorized common shares of stock would in crease from 800,000,000 to 1,350,000,000. The proposal passed by a vote of 529,325,690 - for; 19,725,591 - Against; and 3,713,000 - Abstain.

      o A proposal to designate from the total number of authorized shares of 1,500,000,000, preferred stock of 150,000,000 shares. Authorized preferred shares of stock would increase from 100,000,000 to 150,000,000. The proposal passed by a vote of 249,614,484 - For; 22,121,991 - Against; and 404,000 - Abstain.

      o A proposal to augment the indemnification provisions of the Georgia Corporation Code in the Restated and Amended Certificate of Incorporation. The proposal passed by a vote of 535,804,028 - For; 12.416,501 - Against; and 4,543,752 - Abstain.

      o A proposal to ratify Chisholm, Bierwolf & Nilson LLP, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2005. The proposal passed by a vote of 542,901,093 - For; 6,104,236 - Against; and 3,759,952 - Abstain.

         Each of the above proposals was passed by our stockholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock is quoted on the OTC Bulletin Board under the symbol "PLKC.OB." Our stock was not actively traded until August 2002, and the following table sets forth, for the fiscal quarters indicated, the high and low sales prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

        CALENDAR YEAR 2004
                                                         HIGH           LOW

        First Quarter                                    $0.16         $0.02
        Second Quarter                                   $0.10         $0.03
        Third Quarter                                    $0.05         $0.03
        Fourth Quarter                                   $0.04         $0.01


        CALENDAR YEAR 2005
                                                         HIGH           LOW

        First Quarter                                    $0.01         $0.01
        Second Quarter                                   $0.01         $0.01
        Third Quarter                                    $0.03         $0.01
        Fourth Quarter                                   $0.02         $0.01

        CALENDAR YEAR 2006
                                                         HIGH           LOW

        First Quarter                                    $0.01         $0.01



      Since our inception, we have not paid dividends on our common stock. We intend to retain any earnings for use in our business activities, so we do not expect to pay dividends on our common stock in the foreseeable future.

      Our shares of common stock are held by approximately 94 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

            o All compensation plans previously approved by security holders; and

            o All compensation plans not previously approved by security holders.

                                                                                       NUMBER OF SECURITIES
                                                                 WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                                    NUMBER OF SECURITIES TO BE  EXERCISE PRICE OF  FUTURE ISSUANCE UNDER EQUITY
                                     ISSUED UPON EXERCISE OF       OUTSTANDING          COMPENSATION PLANS
                                       OUTSTANDING OPTIONS,     OPTIONS, WARRANTS      (EXCLUDING SECURITIES
                                       WARRANTS AND RIGHTS          AND RIGHTS       REFLECTED IN COLUMN (A))
           PLAN CATEGORY                       (A)                     (B)                      (C)
           -------------                       ---                     ---                      ---
Equity compensation plans approved
by security holders                            -0-                     N/A                      N/A

Equity compensation plans not
approved by security holders               120,000,000               $0.0036                41,000,000

RECENT SALES OF UNREGISTERED SECURITIES

      We had no sales of unregistered securities during the fourth quarter of 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW OF THE FOURTH QUARTER OF 2005

      During fourth quarter of 2005, we continued to close contracts for the use of our TransTRAK product. We found that some customers were reluctant to make a commitment for our services before year end. Sales were $38,157 with a gross profit of 42% which slightly lower than our annual 2005 gross profit percent of 44%.

      The major expense decrease in the fourth quarter of 2005 was a decrease in the compensatory element of stock issuance which was the result of the return of the stock which was given to our Chief Executive Officer in a performance plan. The compensatory value of that stock was $560,000.

BASIS OF PRESENTATION

      The accompanying consolidated financial statements, included elsewhere in this Annual Report on Form 10-KSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $3,183,751 and $2,382,233 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, we had a working capital deficit of $651,208 as compared to a working capital deficit of $716,960 as of December 31, 2004. In addition, as of December 31, 2005, we had not yet developed a substantial revenue stream to meet our ongoing cash flow needs.

      These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

      For purposes of the Statements of Cash Flows, we considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

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

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets which range from five to seven years. Depreciation on our internal use software is computed using the straight-line method for five years. We also lease assets to our customers. Leased assets are amortized on a straight-line basis over a three-year period.

      We capitalize certain costs associated with the development of its proprietary internal use software. Costs incurred to develop the software prior to the achievement of technological feasibility are expensed as incurred. Amortization of internal use software costs commences when the related product become available for general release to track assets for our customers. The straight-line method of depreciation is used to compute depreciation with a useful life of five years

      Our leasing operations consist of leasing GPS devices which operate in conjunction with its proprietary software to provide fleet management services to its customers. The operating leases are written for periods ranging from three to four years.

Long-Lived Assets

      We have adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Fair Value of Financial Instruments

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

Concentrations of Credit Risk

      Financial instruments and related items, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. We place cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. We periodically review our trade receivables in determining our allowance for doubtful accounts.

Income taxes

      We account for income taxes using the asset and liability method as required by Statement of Financial Accounting Standards No. 109, under which deferred tax assets and liabilities are determined based upon the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.

      Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.


Revenue Recognition

      Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we determine jointly with the customer that the product has been delivered or no refund will be required. Payments received in advance are deferred until the products are installed.

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

Advertising

      We follow the policy of charging the costs of advertising to expenses incurred.


Net Loss per Common Share

      Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the years ended December 31, 2005 and 2004, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

Stock-Based Compensation

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of our stock at the date of the grant over the exercise price of the related option. We have adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

      The difference between the fair market value and intrinsic value of stock options issued to employees during the years ended December 31, 2005 and 2004 were insignificant to our financial statements.

New Accounting Pronouncements

      On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, we will implement the revised standard in the third quarter of fiscal year 2005. Currently, we account for our share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management has assessed the implications of this revised standard and determined that since the value of stock given for options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans has been recorded using the fair value method there will be no significant changes due to the adoption of this standard.

      On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

Reclassifications

      Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

RESULTS OF OPERATIONS

COMPARISON OF THE TWELVE MONTHS ENDED DECEMBER 31, 2005 TO THE TWELVE MONTHS ENDED DECEMBER 31, 2004

      On-going Operations. In 2005, we had gross revenues of $178,113 with associated costs of goods sold of $99,237 resulting in a gross profit of $78,876. In 2004, we had $3,055 of revenue with associated costs of goods sold of $1,037 resulting in a gross profit of $2,018. We began billing for our mobile location units, or MLUs, and the monthly monitoring fees with associated costs in the fourth quarter of 2004.

      The compensatory element of stock and warrant issuances totaled $1,329,346 in 2005 as compared to $360,279 in 2004. In 2005, we issued 161,000,000 common shares for services, as compared to 5,225,346 shares issued for services in 2004, which resulted in a significant increase in costs. Also, there were 60,000,000 warrants issued in 2005 at a value of $274,286 as compared to 3,000,000 warrants issued in 2004 at a value of $35,000.

      Selling and Administrative Expenses. Our selling and administrative expenses in 2005 totaled $774,357 as compared to $1,773,670 in 2004. These costs were primarily associated with the development of a marketing infrastructure. In 2004, we built our management team and moved our operations to San Antonio, Texas, where we acquired 1,001 square feet of office space. We launched our new corporate website in June 2004. In the fourth quarter of 2004, we began developing our agent program through which we market our TransTRAK system. In 2005, we expanded our consulting relationships to refine our sales and marketing infrastructure. We attended trade shows for vertical market segments that have the potential to utilize GPS vehicle tracking and made contacts with corporate franchisors and recruited additional experienced sales personnel to expedite the sales process.

      Depreciation and impairment of long-lived assets. Depreciation expense totaled $172,152 in 2005 as compared to $58,153 in 2004. The increase in this cost category was a result of two factors. In 2005, depreciation expense was recorded for the whole year on our internal use software as compared to only one quarter in 2004 and leased equipment depreciation expense increased to $23,526 in 2005 as compared to $317 in 2004 because the number of leased devices increased substantially. In 2005, there was no impairment charge of long-lived assets. In 2004, there was an impairment charged of $103,485.

      Interest Expense. We incurred $247,044 and $123,893 of interest expense during the 12 months ended December 31, 2005 and 2004, respectively. The significant increase in interest expense in 2005 over 2004 was a result of convertible debentures that we issued in 2004.

      Net Income (Loss). Our net loss for the year ended December 31, 2005 and 2004 was $3,183,751 and $2,382,233, respectively. Our net income (loss) per common share (basic and diluted) was $.01 and $.01 for the 12 months ended December 31, 2005 and 2004, respectively.

      The weighted average number of outstanding shares was 452,416,231 and 159,550,592 for the 12 months ended December 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2005, we had a working capital deficit of $651,208 as opposed to $716,960 as of December 31, 2004. We generated a deficit in cash flow from operations of $631,917 for the 12 months ended December 31, 2005 which represented a 69% decrease in the cash flow deficit of $2,028,447 from operations in 2004. The deficit in cash flow from operating activities for the period was primarily attributable to lack of a significant revenue stream.

      Cash flows used in investing activities for the 12 months ended December 31, 2005 was $85,488 compared to $533,157 for the 12 months ended December 31, 2004.The majority of the cash used in 2005 for investing activities was used to purchase devices which were leased to our customers. In 2004, we invested most of our cash in the development of internal use software.

      We met our cash requirements during 2005 through proceeds from the exercise of employee stock options to purchase common stock of $537,156, proceeds from the purchase of preferred stock and the exercise of options of $225,000 and net of repayment of $46,000 of loan principal which resulted in net cash provided by financing activities of $716,156. We met our cash requirements during 2004 through proceeds from the exercise of employee stock options to purchase common stock of $2,781,577, the sale of convertible debentures in the amount of $395,000, net of repayment of $719,612 of loan principal and $61,350 in deferred financing costs which resulted in net cash provided by financing activities of $2,395,615.

      While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

      We believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. We endeavor to find the most cost effective method to perform each needed operation of the company without sacrificing service to our customers. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

                           DECEMBER 31, 2005 AND 2004



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934



                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Page #
                                                                          ------
Report of Independent Registered  Certified Public Accounting Firm.........19-20

Consolidated Balance Sheets as of December 31, 2005 and  2004..............21-22

Consolidated Statements of Losses for the years ended December 31,
2005 and 2004 ................................................................23

Consolidated Statement of Deficiency in Stockholders' Equity  for
the Two  Years Ended December 31,, 2005.......................................24

Consolidated Statements of Cash Flows for the  years ended December 31,
2005 and 2004 .............................................................25-26

Notes to Consolidated Financial Statements                                 27-39

                         CHISHOLM, BIERWOLF & NILSON LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------

             Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Planetlink Communications, Inc.
Cumming, Georgia

We have audited the accompanying balance sheet of Planetlink Communications, Inc. as of December 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planetlink Communications, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The financial statements do not include any adjustments that might result from outcome of this uncertainty.



                              /s/ Chisholm, Bierwolf & Nilson, LLC
                              ------------------------------------
                                 Chisholm, Bierwolf & Nilson, LLC
                                 Certified Public Accounts

Bountiful, Utah
February 3, 2006

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


                          /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          ---------------------------------------------
                               Russell Bedford Stefanou Mirchandani LLP

                               Certified Public Accountants

     New York, New York
     March 18, 2005

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004

                                     ASSETS
                                                                          2005            2004
                                                                      ---------       ---------
Current Assets
     Cash                                                             $  27,782       $  29,031
     Accounts receivable, net of allowance for doubtful accounts
        of $15,000 in 2005 and -0- in 2004 (Note 2)                      26,056           2,014
                                                                      ---------       ---------
                    Total Current Assets                                 53,838          31,045

Property and equipment (Note 3)
     Office Furniture & Fixtures                                         39,216          36,041
     Software                                                           710,463         704,016
     Less accumulated depreciation                                     (201,268)        (52,425)
                                                                      ---------       ---------
                                                                        548,411         687,632
     Leased Equipment (Note 4)                                           60,732           8,083
                                                                      ---------       ---------
                   Total Fixed Assets                                   609,143         695,715

Other Assets
     Deferred financing costs, net (Note 5)                              32,805         127,513
     Deposits and other assets                                           26,116          58,945
                                                                      ---------       ---------
                    Total Other Assets                                   58,921         186,458
                                                                      ---------       ---------
                   Total Assets                                       $ 721,902       $ 913,218
                                                                      =========       =========

   The accompanying notes are an integral part of these financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           2005           2004
                                                         --------      --------

Current Liabilities
     Accrued expenses and accounts payable (Note 6)      $161,768      $115,570
     Loan payable - officer (Note 7)                      349,594       364,850
     Convertible debentures, net (Note 8)                 193,684       267,585
                                                         --------      --------
          Total Current Liabilities                       705,046       748,005

Long Term Liabilities
     Customer deposits                                      2,575            --
                                                         --------      --------
         Total Long Term Liabilities                        2,575            --
                                                         --------      --------
     Total Liabilities                                    707,621       748,005

Commitments, Contingencies and Other Matters (Note 14)

Stockholders' Equity

Preferred stock - $1.00 par value; 150,000,000
   authorized; 25,000 and -0- shares issued and
   outstanding at December 31, 2005 and 2004,
   respectively                                            25,000            --
Common stock - $.001 par value;1,350,000,000 shares
  authorized as of December 31, 2005; 586,504,078
  and  208,516,804 shares issued and outstanding at
  December 31, 2005 and 2004,  respectively               586,504       208,516
Additional paid-in capital                             15,175,761    12,545,930
Accumulated deficit                                   (15,772,984)  (12,589,233)
                                                      -----------   -----------
   Total Stockholders' Equity (Deficit)                    14,281       165,213
                                                      -----------   -----------
Total Liabilities and Stockholders' Equity            $   721,902   $   913,218
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF LOSSES
               FOR THE TWO YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                  2005             2004
                                                            -------------    -------------
Revenue                                                     $     178,113    $       3,055

Cost of Goods Sold                                                 99,237            1,037
                                                            -------------    -------------
Gross Profit                                                       78,876            2,018

Operating Expenses
    Compensatory element of stock and warrant issuances
       for selling, general and administrative expenses         1,329,346          360,279
    Compensatory element of conversion of the convertible
       debentures                                                 746,693               --
    Selling, general and administrative expenses                  774,357        1,773,670
    Impairment charge                                                  --          103,485
    Depreciation                                                  172,052           58,153
                                                            -------------    -------------
              Total Operating Expenses                          3,022,448        2,295,587
                                                            -------------    -------------
              Operating Loss                                   (2,943,572)      (2,293,569)
                                                            -------------    -------------
Other Income (Expenses)
    Other income                                                    6,865           35,229
    Interest and amortized debt discount expense                 (247,044)        (123,893)
                                                            -------------    -------------
    Total Other (Expense) Income                                 (240,179)         (88,664)
                                                            -------------    -------------
Loss Before Income Taxes                                       (3,183,751)      (2,382,233)
    Income taxes (Benefit)                                             --               --
                                                            -------------    -------------
                           Net Loss                         $  (3,183,751)   $  (2,382,233)
                                                            =============    =============

    Loss per common share - Basic                           $       (0.01)   $       (0.01)

    Weighted Average Number of Common Shares
       Outstanding, Basic                                     452,416,231      159,550,592

   The accompanying notes are an integral part of these financial statements.

                  PLANETLINK COMMUNICATIONS, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE TWO YEARS ENDED DECEMBER 31, 2005 AND 2004

                                    Preferred stock                         Common stock                   Additional
                            -----------------------------------------------------------------------         paid-in
                                  Shares                Amount         Shares            Amount             capital
                            -----------------------------------------------------------------------------------------------
Balance, December 31,
   2003                              -              $      -            117,458,108   $      117,458   $         9,230,094


Common stock issued
   under employee
   stock incentive plan                                                  83,833,350           83,833             2,945,598
Common stock issued for
   services                                                               5,225,346            5,225                72,200
Common stock issued to
   placement agent
   for convertible
   debentures                                                             2,000,000            2,000                94,000
Warrants issued for
   services                                                                                                         35,000
Value of beneficial
   conversion
   feature of
   convertible
   debentures                                                                                                      169,038
Net loss
                            -------------------     -------------------------------   --------------   -------------------
Balance - December 31,
2004                                 -              $      -            208,516,804   $      208,516   $        12,545,930

Preferred stock issued
for cash                                 25,000              25,000
Common stock issued under
   employee
   stock incentive plan                                                  88,166,650           88,167               489,261
Common stock issued for
   services                                                             161,000,000          161,000               665,500
Common stock issued under
   the stock
   award plan                                                            32,942,689           32,943               155,345
Common stock issued to
   convert debentures                                                    76,252,935           76,253               865,439
Exercise of common stock
   options                                                               20,000,000           20,000               180,000
Warrants issued for
   services                                                                                  274,286
Stock returned to
   company                                                                 (375,000)            (375)

Net loss
                            -------------------     -------------------------------   --------------   -------------------
Balance - December 31, 2005              25,000     $        25,000     586,504,078   $      586,504   $        15,175,761
                            ===================     ===============================   ==============   ===================





                                                     Total
                                                 stockholders'
                               Accumulated       (deficiency)
                                 deficit            equity
                             -----------------------------------
Balance, December 31,
2003                         $   (10,207,000)   $      (859,448)


Common stock issued
   under employee
   stock incentive plan                               3,029,431
Common stock issued for
   services                                              77,425
Common stock issued to
   placement agent
   for convertible
   debentures                                            96,000
Warrants issued for
   services                                              35,000
Value of beneficial
   conversion
   feature of
   convertible
   debentures                                           169,038
Net loss                          (2,382,233)        (2,382,233)
                             ---------------    ---------------
Balance - December 31,
   2004                      $   (12,589,233)   $       165,213

Preferred stock issued
   for cash                                              25,000
Common stock issued under
   employee
   stock incentive plan                                 577,428
Common stock issued for
   services                                             826,500
Common stock issued under
   the stock
   award plan                                           188,288
Common stock issued to
   convert debentures                                   941,692
Exercise of common stock
   options                                              200,000
Warrants issued for
   services                          274,286
Stock returned to
   company                                                 (375)

Net loss                          (3,183,751)        (3,183,751)
                             ---------------    ---------------
Balance - December 31, 2005  $   (15,772,984)   $        14,281
                             ===============    ===============



         The accompanying notes are an integral part of these financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                   2005              2004
                                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                 $(3,183,751)      $(2,382,233)
         Adjustments to reconcile net loss to
             net cash (used in) provided by operating activities:
             Compensatory elements of stock issuances                           1,055,060           325,279
             Warrants issued for consulting services                              274,286            35,000
             Conversion cost for convertible debentures                           746,692                --
             Value of common stock cancelled                                         (375)               --
             Impairment charge of fixed assets                                         --           103,485
             Amortization of deferred financing costs                              94,707            29,838
             Amortization of beneficial conversion feature                         97,399            29,298
             Depreciation and amortization                                        172,052            58,153
         Changes in assets and liabilities
             Accounts receivable - (Increase)/Decrease                            (24,042)           (2,014)
             Deposits and other assets - (Increase)/Decrease                       32,839           (58,945)
             Accounts payable and accrued expenses - Increase/(Decrease)           46,198           108,364
             Officer note payable -  Increase/(Decrease)                           30,744                --
             Customer deposits - Increase/(Decrease)                                2,575                --
             Convertible debentures - Increase/(Decrease)                          23,699                --
             Payroll taxes                                                             --          (274,672)
                                                                              -----------       -----------
         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     (631,917)       (2,028,447)
                                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                         (85,488)         (533,157)
                                                                              -----------       -----------
         NET CASH USED IN INVESTING ACTIVITIES                                    (85,488)         (533,157)
                                                                              -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of stock options                                      200,000                --
     Repayment of officer's loan                                                  (46,000)               --
     Proceeds from purchase of preferred stock                                     25,000                --
     Proceeds from the exercise of employee stock options                         537,156         2,781,577
     Proceeds from issuance of convertible debentures                                  --           395,000
     Deferred financing costs                                                          --           (61,350)
     Repayment of line of credit                                                       --           (50,000)
     Principal paid on loan payable to officer                                         --          (669,612)
                                                                              -----------       -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                716,156         2,395,615
                                                                              -----------       -----------

             (DECREASE) INCREASE IN CASH                                           (1,249)         (165,989)
             CASH  - BEGINNING OF PERIOD                                           29,031           195,020
                                                                              -----------       -----------
             CASH  - END OF PERIOD                                            $    27,782       $    29,031
                                                                              ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


SUPPLEMENTAL DISCLOSURE OF CASH FLOW                   2005             2004
 INFORMATION:                                       ----------      ----------
Cash paid during the year for:
 Interest expense                                   $       --      $   99,136
 Income taxes                                               --              --
Non-cash financing and investments activities:
 Common stock issued in exchange for services        1,055,060         325,279
 Warrants issued for consulting services               274,286          35,000
                                                    ----------      ----------
                                                    $1,329,346      $  459,415
                                                    ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company was incorporated in May 1999 under the laws of the State of Georgia for the purpose of providing international telecommunications and wireless services. In 2004 the Company phased out of the satellite television services business. The Company developed the TransTRAK product line that utilizes Global Positioning Systems ("GPS") technology for vehicle tracking and fleet management. TransTRAK is a Web-based turnkey solution for real-time, mobile asset management

The Company has contracted with a San Antonio, Texas-based research and development company to lead in the research and development effort of its satellite-enabled products. In April 2004, the Company formed a wholly owned subsidiary, PlanetTRAKS, for the purpose of introducing TransTRAK to the satellite-based mobile asset management market.

In May, 2004 PlanetTRAKS entered into a test agreement with a Mexican bus company, whereby they would test the TransTRAK system. The Company began processing commercial orders in the USA in 2004. The Company has spent 2005 developing the infrastructure for a nationwide sales network of independent contractors with the help of marketing consultants as well as in-house personnel.

These consolidated financial statements present the results of PlanetLink Communications, Inc. and its subsidiary PlanetTRAKS, Inc. ("PlanetTRAKS"), collectively, the "Company." All inter-company balances and transactions have been eliminated in consolidation

Going Concern

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $3,183,751 and $2,382,233 for the years ended December 31, 2005 and 2004, respectively, and has an accumulated deficit of $15,772,984 and $12,589,233 as of December 31, 2005 and 2004, respectively. The Company has incurred negative cash flow from operating activities for the years ended December 31, 2005 and 2004 in the amount of $631,917 and $2,028,447, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business

The Company has limited capital resources and requires additional funding to sustain its operations, accomplish its growth objectives and market its planned products and services. The Company's continued existence is dependent upon several factors, including its ability to attain a substantial base of subscribers for TransTRAK, its web based mobile asset management system, and its ability to raise additional capital. There can be no assurance that the Company will be successful in its efforts to generate operating cash flows through the execution of its business plan or that it will be able to raise the capital it needs to sustain its operations. Management plans to continue to increase its agent program and to utilize its resources to attend trade shows in order to continue to grow its customer base. Management continues to seek strategic alliances which will enable the Company to reach its growth objectives. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence

If operations and cash flow improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Cash and Cash Equivalents

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets which range from five to seven years. Depreciation on the Company's internal use software is computed using the straight-line method for five years. The Company also leases assets to its customers. Leased assets are amortized on a straight-line basis over a three-year period. Total depreciation expense for the years ended December 31, 2005 and 2004 was $172,052 and $58,153, respectively.

The Company capitalizes certain costs associated with the development of its proprietary internal use software. Costs incurred to develop the software prior to the achievement of technological feasibility are expensed as incurred. Amortization of internal use software costs commences when the related product become available for general release to track assets for our customers. The straight-line method of depreciation is used to compute depreciation with a useful life of five years. For the years ended December 31, 2005 and 2004 the Company recorded depreciation on its internal use software of $141,448 and $45,456 of depreciation, respectively.

The Company's leasing operations consist of leasing GPS devices which operate in conjunction with its proprietary software to provide fleet management services to its customers. The operating leases are written for periods ranging from three to four years. Depreciation expense for leased equipment for the years ended December 31, 2005 and 2004 was $23,208 and $0, respectively.

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

During the year ended December 31, 2004 the Company performed an internal review of its property and equipment and determined that due to obsolesce, the carrying value of certain assets is no longer recoverable. As a result of this review, the Company recorded a $28,192 impairment charge. There were no impairment charge for long-lived assets in 2005.

In addition, in 2004 the Company determined that a portion of its internal use software development costs are not associated with the version of TransTRAK that it released for commercial distribution in July 2004. As a result, the Company recorded a $75,293 charge to operations for costs that it believes are no longer applicable.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Fair Value of Financial Instruments

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

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $3,183,751 and $2,382,233 for the years ended December 31, 2005 and 2004, respectively. The Company's current liabilities exceeded its current assets by $651,208 and $716,960 as of December 31, 2005 and 2004, respectively.


Concentrations of Credit Risk

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


Revenue Recognition

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

The Company recognizes revenue for the services that it provides in the following manner:

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

      1. All revenue for the sale of devices plus their installation, and shipping costs is recognized upon installation of the device.
      2. Internal Lease Revenue is recognized when billed to the customer on a monthly basis.
      3. Revenue from monitoring services is billed to the customer on a monthly basis on the 15th of the month for the following month.

Internal Use Software Development Costs

Internal use software development costs include expenses incurred by the Company for research, design and development of the Company's proprietary technology. Internal use software development costs charged to operations amounted to $0 and $133,488 for the years ended December 31, 2005 and 2004, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. Advertising expense charged to operations amounted to $8,907 and $39,715 for the years ended December 31, 2005 and 2004, respectively.


Net Loss per Common Share

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the years ended December 31, 2005 and 2004, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.


Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

The difference between the fair market value and intrinsic value of stock options issued to employees during the years ended December 31, 2005 and 2004 were insignificant to the Company's financial statements.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management has assessed the implications of this revised standard and determined that since the value of stock given for options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans has been recorded using the fair value method there will be no significant changes due to the adoption of this standard.

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

NOTE 2 - ACCOUNTS RECEIVABLE

The Company's accounts receivable as of December 31, 2005 and 2004 consist of:

                                                     As of  December 31,
                                                      2005        2004
                                                   ---------------------
Accounts receivable                                $41,056    $    2,014
   Less allowance for doubtful accounts            (15,000)           --
                                                   ---------------------
      Net accounts receivable                      $26,056    $    2,014
                                                   =====================

The Company bills our customers and recognizes income following the guidelines of our revenue recognition policy following the guidelines of the Emerging Issues Task Force 00-21 ("EITF 00-21").

Management reviews its accounts receivable on a regular basis. If an account has a balance which is six months old, it is the policy of the company to record an allowance for doubtful accounts The Company will continue to pursue all collection efforts. If at a later date, the account is deemed uncollectible, the account balance will be written off.

NOTE 3 - PROPERTY AND EQUIPMENT

The Company's property and equipment at December 31, 2005 and 2004 consist of the following:

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

                                                        2005             2004
                                                     ---------        ---------
Office furniture and Equipment                       $  39,216        $  36,041
    less accumulated depreciation                      (14,364)          (6,969)
Internal Use Software                                  710,463          704,016
    less accumulated depreciation                     (186,904)         (45,456)
Leased equipment, net                                   60,732            8,083
                                                     ---------        ---------
                Total Fixed Assets                   $ 609,143        $ 695,715
                                                     =========        =========

Office furniture and equipment are depreciated on straight-line basis over the estimated useful life of 5 to 7 years. Internal use software is depreciated using the straight-line method over its estimated useful life of 5 years. Total depreciation expense was recorded as $148,843 and $57,836 for the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2004 the Company discontinued the use of assets with book value of $91,176 and accumulated depreciation of $62,984, resulting in a charge of $28,192 to operations. Also during 2004 there was an impairment for costs relative to internal use software which were no longer applicable in the amount of $75,293. There were no impairment charges for fixed assets in 2005.

NOTE 4 - LEASED EQUIPMENT

The Company leases GPS devices to its customers as operating leases for a period of three years. The Company's leased equipment as of December 31, 2005 and 2004, respectively consist of the following:


                                                         2005             2004
                                                       --------        --------
Leased Equipment                                       $ 84,258        $  8,400
    less accumulated depreciation                       (23,526)           (317)
                                                       --------        --------
           Net Leased Equipment                        $ 60,732        $  8,083
                                                       ========        ========

The following is the expected future operating lease rentals by year:


                                         2006            2007         2008
                                         ----            ----         ----
           Future Rentals              $16,721         $16,411       $6,452


NOTE 5- DEFERRED FINANCING COSTS

Costs incurred in connection with the Company's sale of $395,000 of 6% Convertible Debentures (NOTE 8).

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Deferred financing costs consist of legal fees, commission expense and the value of stock issued to the placement agent.

                                     2005           2004
                                   --------      --------
                                   $157,350      $157,350
Less accumulated amortization       124,545        29,838
                                   --------      --------
Deferred financing costs, net      $ 32,805      $127,512
                                   ========      ========

Deferred financing costs are being amortized over the term of the Convertible Debentures, which is three years. In 2005 $195,000 of convertible debentures were converted to stock. As a result of this conversion the amortization of deferred financing costs for 2005 was $124,545 as compared to $29,838 in 2004. All outstanding deferred financing costs for the converted debentures were expensed in 2005. Amortization of the deferred financing costs is included as a component of interest expense.


NOTE 6- ACCRUED EXPENSES AND ACCOUNTS PAYABLE

The Company's accrued expense and accounts payable consist of the following as of December 31, 2005 and 2004 :


                                             2005           2004
                                           --------      --------
Accrued expenses and accounts payable      $161,768      $115,570
                                           ========      ========



The accrued expenses and accounts payable include operating expenses as well as other accruals relative to the year end concerned and sales tax payable.


NOTE 7 - LOAN PAYABLE - OFFICER

The loan payable to the Company's current Chief Executive Officer consist of the following as of December 31, 2005 and 2004, respectively:

                                                           2005          2004
                                                        ---------      ---------
Demand note dated December 31, 2003 due to
   the Company's President that accrues
   interest at 10% per annum, beginning
   January 1, 2003                                      $ 307,438      $ 307,438
Previously accrued interest                                57,412         26,668
Amounts repaid                                            (46,000)            --
Accrued interest- 2005                                     30,744         30,744
                                                        ---------      ---------
                                                        $ 349,594      $ 364,850
                                                        =========      =========



Total interest expense on officer notes amounted to $30,744 and $52,434 in 2005 and 2004, respectively. In 2005 the Company paid $46,000 to the note holder for previously accrued interest.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 8 - CONVERTIBLE  DEBENTURES

In June, 2004, the Company completed a private placement of $325,000 in principal amount of its three year 6% Convertible Debentures (the "Debentures"). The Debentures are automatically convertible into the Company's common stock on the third anniversary of the closing date. The debentures may also be converted at any time after their Closing Date but prior to the automatic conversion date on the third anniversary of the issuance of the debenture when the Company receives a Notice of Conversion from the debenture holder. The holders of the Debentures have the right to convert their notes plus accrued interest into shares of the Company's common stock at 70% of the lowest bid price (as reported by Bloomberg) for the twenty consecutive trading days immediately preceding the date of conversion The Company recorded a $139,038 discount, which represents the intrinsic value of the beneficial conversion feature at the date the Debentures were issued.

In July, 2004 the Company completed the placement of an additional $70,000 of its 6% Convertible Debentures under the same terms as those issued in June, 2004. The Company also recorded a $30,000 discount, which represents the intrinsic value of the beneficial conversion feature at the date the Debentures were issued.

The intrinsic value of the beneficial conversion feature in each of the above Debenture issuances is being amortized over the term of the Debentures, which is three years. The Company recorded $97,399 and $29,298 of accretion during the years ended December 31, 2005 and 2004, respectively which is included as a component of interest expense in the accompanying statement of operations.

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

In August, 2005 the Company converted $120,000 of its convertible debentures by issuing 51,791,100 shares of its common stock and recorded a conversion cost of $320,224. In September, 2005 the Company also converted $75,000 of it convertible debentures by issued 24,461,835 shares of its common stock with a conversion cost of $426,468.

The outstanding balance of the Debentures as of December 31, 2005 and 2004, net of the unamortized discount plus accrued interest is as follows:

                                                         As of  December 31,
                                                        2005             2004
                                                      ---------       ---------
Convertible debenture principal balance
     at the beginning of the year                     $ 267,585       $ 395,000
   Less beneficial conversion feature                        --        (169,038)
Amortization of beneficial conversion
   feature                                               97,399          29,298
Accrued interest                                         23,700          12,325
Debentures converted                                   (195,000)             --
                                                      ---------       ---------
     Net convertible debentures                       $ 193,684       $ 267,585
                                                      =========       =========

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 9 - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $15,773,000 which expire through 2025, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $5,521,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not realized.

Components of deferred tax assets as of December 31, 2005 and 2004, respectively are as follows:

                                                       As of  December 31,
                                                     2005              2004
                                                 -----------        -----------
Net operating loss carryforward                  $ 5,521,000        $ 4,400,000
Valuation allowance                               (5,521,000)        (4,400,000)
                                                 -----------        -----------
      Net deferred tax asset                     $         0        $         0
                                                 ===========        ===========

The components of current income tax expense as of December 31, 2005 and 2004, respectively are as follows:

                                                       As of December 31,
                                                     2005               2004
                                                 -----------        -----------
Current federal tax expense                      $        --        $        --
Current state tax expense                                 --                 --
Change in NOL benefits                            (1,121,000)        (2,148,250)
Change in valuation allowance                      1,121,000          2,148,250
                                                 -----------        -----------
    Income tax expense                           $        --        $        --
                                                 ===========        ===========


NOTE 10 - RELATED PARTY TRANSACTIONS

During 2005 and 2004 the Company had the following related party transactions:
The Company's current CEO has a promissory note plus accrued interest due him of $349,594 and $364,850 as of December 31, 2005 and 2004, respectively. This note is described in NOTE 7

Prior to the second quarter, 2004 when the Company moved to its operating headquarters in San Antonio, Texas the Company had offices in premises owned by the Company's CEO.

NOTE 11 - CAPITAL STOCK

The Company is authorized to issue 1,350,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2005 the Company has 586,504,078 shares of common stock issued and outstanding. The Company is also authorized to issue 150,000,000 shares of preferred stock with a par value of $1.00 per share. As of December 31, 2005 there were 25,000 shares of preferred stock outstanding; there were no shares of preferred stock outstanding as of December 31, 2004.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Preferred stock:

The Company, acting though its Board of Directors without action by the shareholders, may, from time to time by resolution and upon filing of such declaration of articles of incorporation, authorize the issuance of preferred stock and determine its preferences, voting rights, and limitations. As of December 31, 2005, preferred stock preferences were the same of common stock: each share has one vote on matters that come before the shareholders. No dividend preferences have been defined.

Common stock transactions during the year ended December 31, 2005:

Common Stock  Issued for Services

In exchange for compensation consisting of 161,000,000 shares of the Company's common stock valued at $826,500 the Company entered into consulting agreements ranging from six months to one year for services provided during 2005. The services provided included marketing, filing and press release services as well as general consulting. Stock warrants were also issued for services as referenced in NOTE 12.

Common Stock Issued under the Stock Award Plan

In May, 2005 the Company created the 2005 Stock Award Plan. The purpose of the plan was to pay either non-officer employees or independent contractors who provide a service for the company. Under this plan, 32,942,689 shares of common stock were issued valued at $188,288. There was not a stock award plan in place in 2004.

Other Common Stock Issuances

In 2005, 76,252,935 shares were issued to convert $195,000 of the Company 6% convertible debentures. The total value of the stock issued to convert the convertible debentures was $941,692. Details of the conversion formula are set forth in NOTE 7.

Common stock transactions during the year ended December 31, 2004:

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


Common Stock  Issued for Services

In exchange for compensation consisting of 3,500,000 shares of the Company's common stock valued at $24,000 the Company entered into a one-year consulting agreement for services provided during 2004.

In June, 2004 the Company issued 2,000,000 shares of common stock valued at $96,000 to the placement agent in connection with the sales of its convertible debentures.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 12 - WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.


                 Warrants Outstanding                         Warrants Exercisable
           ------------------------------------------- -----------------------------------

                                          Weighed
                                          Average
             Exercise   Number shares   Contractual        Number      Weighted Average
   Year       Price      outstanding    Life (Years)     Exercisable    Exercise Price
------------------------------------------------------ -----------------------------------
   2005      $0.010      40,000,000          1           40,000,000        $0.0100

Transactions involving the Company's warrant issuance are summarized as follows:

                                                                     Weighted
                                                                     Average
                                                     Number of       Exercise
                                                      Shares          Price
                                                    --------------------------
Outstanding as of January 1, 2004                           --             --

Granted                                              3,000,000        $0.0175
Exercised
Cancelled
                                                    --------------------------
Outstanding at December 31, 2004                     3,000,000        $0.0175

Granted                                             60,000,000        $0.0100
Exercised                                           20,000,000        $0.0100
Cancelled                                           (3,000,000)       ($0.0175)
                                                    --------------------------
Outstanding at December 31, 2005                    40,000,000        $0.0100
                                                    ==========================


The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: In 2005, expected term of 1 year, a risk free interest rate of 3.88%, a dividend yield of 0% and volatility of per calculations at the time of issuance. In 2004, expected term of 1 year, a risk free interest rate of 1.875%, a dividend yield of 0% and volatility of 40%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $274,286 and $35,000 during the years ended December 31, 2005 and 2004, respectively

All valuations of common stock and equity issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 13 - EMPLOYEE STOCK INCENTIVE PLAN

In January, 2005 the Company established an additional employee stock incentive Plan (the "2005 Plan") which was a mirror of the 2004 employee stock incentive plan. The Plans are intended to provide employees who make significant contributions to the long-term growth of the Company with equity-based compensation incentives. Neither the 2004 or 2005 plan provided options for officers of the Company. Stock options granted to employees under the Plans have exercise prices of not less than 85% of the fair market value of the underlying common stock on the date of grant.

The Company applies APB No. 25 and related interpretations in accounting for its plans and options granted under stock option agreements. Accordingly, compensation cost for options issued to employees is recognized for options that are granted with exercise prices that are less than the fair market value of the underlying stock at the date of grant.

During the year ended December 31, 2005, the Company granted an aggregate of 88,166,650 stock options to employees with exercise price 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $40,272, is included in compensatory element of stock based compensation in the Company's statement of operations for the year ended December 31, 2005. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions

During the year ended December 31, 2004, the Company granted an aggregate of 83,833,350 stock options to employees with exercise prices ranging from 90% to 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $247,854, is included in compensatory element of stock based compensation in the Company's statement of operations for the year ended December 31, 2004. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions

NOTE 14 - LOSSES  PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that are not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of:


                                                        As of December 31,
                                                        2005         2004
                                                   -----------    ----------
Warrants to purchase common stock                   40,000,000     3,000,000
Shares issuable upon conversion of 6%
    convertible debentures due December 31, 2007    96,336,735    46,818,966
                                                   -----------    ----------
Total fully dilutive shares                        136,336,735    49,818,966
                                                   ===========    ==========

The following is the calculation of the loss per share:

                                                      As of December 31,
                                                   2005              2004
                                            -----------------  ----------------
Net Loss                                    $      (3,183,751) $     (2,382,233)
Weighted average number of shares                 452,416,231       159,550,592

Loss per share                              $           (0.01)      $     (0.01)

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 15 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

      As of this report, the Company was not aware of any threatened or pending legal proceedings against it.

Office Rental

The Company leases office space on a one year term for its cooperate offices in San Antonio, Texas. The office space renews annually on May 1.

Rental expense charged to operations amounted to $12,672 and $11,517 for the years ended December 31, 2005 and 2004, respectively.

NOTE 16 - CONCENTRATIONS

Suppliers

The Company has two suppliers, our device supplier and the wireless monitoring connection supplier, whose costs represent a concentration in the cost of products and services sold. As of December 31, 2005, device supplier costs of $31,776 represented 32% of cost of good sold and the wireless provider costs of $59,350 represented 60% of costs of goods sold. As of December 31, 2004, the Company had only $1,037 in total cost of goods sold as the Company was just beginning to sell its product. Monitoring costs pf $892 represented 86% of total cost of goods sold.

Customers

The Company had one customer whose sales of $62,200 represented more than 35% of total sales for the year ended December 31, 2005. For the year ended December 310, 2004 the Company had five customer whose sales of $2,880 represent 94% of sales.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


      We have had changes in our auditors that have been reported on Form 8-K. We have not had any disagreements with any of our auditors.


ITEM 8A. CONTROLS AND PROCEDURES.

      Evaluation of disclosure and controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer/Interim Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

      As a result of the restatement of the year ended December 31, 2003, we have made some changes in procedures and control. They are as follows:

      o In May 2004, we hired an accounting professional to oversee all financial reporting.

      o In June 2004, we purchased an integrated financial reporting package which separates different accounting functions such as accounts receivable, cash disbursements, etc. thus allowing for greater control as all entries are not recorded as just a bookkeeping entry. All bank reconciliations are performed in accordance with generally accepted accounting procedures with any unusual items being researched. All cash receipts are tracked to either accounts receivable or non-accounts receivable receipts and recorded as applicable.

      o We changed, at the recommendation of the Board of Directors, our certified public accounting firm.

      Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Our directors and executive officers are:

              NAME                   AGE                      POSITION                     DIRECTOR SINCE
              ----                   ---                      --------                     --------------
          M. Dewey Bain              55         President, Chief Executive Officer,             2002
                                            Director and Interim Chief Financial Officer
            Mary Hitt                57                Treasurer and Director                   2005
     Melvin Williams, Ph.D.          51                       Director                          2001
       Richard L. Lapaglia           54                       Director                          2005

      Our executive officers are elected annually by our Board of Directors. There are no family relationships among our Directors and executive officers.

      M. Dewey Bain was elected to our Board of Directors in August 2002 and appointed President and Interim Chief Financial Officer in October 2002. In March 2003, Mr. Bain also was appointed Treasurer. Prior to joining Planetlink, Mr. Bain was the principal partner of Independent Trust Administrators. Mr. Bain was a trial attorney for the Texas Department of Public Welfare and the City of San Antonio, Texas. Mr. Bain also served in the Judge Advocate General Corps (J.A.G.) of the United States Army Reserves for 10 years. Mr. Bain graduated from David Lipscomb College in 1971 with a Bachelor of Arts degree and earned his Juris Doctor degree from the University of Texas in 1975. Other than as noted above, Mr. Bain has not held any position in a reporting public company during the last five years.

      Mary Hitt was elected to the Board of Directors in August 2005. She has been a CPA since 1975 and was the principal of Hitt & Associates, a corporate financial consulting firm in San Antonio, Texas from 1988 to 1998. From 1998 to 2001 she was the Vice President of Finance and Administration of Mini-Blind Company, a window covering company in San Antonio. From 2001 she operated Hitt & Associates until she became the Company's Director of Finance and Accounting in 2004. She received her B.A. degree in 1970 and thereafter qualified to take the CPA examination by taking business and accounting courses at St. Mary's University, San Antonio while employed in an accounting position. She is a member of the Texas Society of CPAs, the San Antonio Chapter of CPAs and the Texas State Board of Public Accountancy.

      Richard L. Lapaglia was elected to the Board of Directors in August 2005. He has been the our Director of Agent Programs and Director of Operations of Planettraks, Inc. the wholly owned subsidiary of Planetlink since June 2004. In these capacities he has supervised the companies support operations and manages its agent sales program. He worked for 14 years for MCI WorldCom and from 1996 to 2004 was a Director of Operations. He received his B.A. degree in business administration from Texas Lutheran University, Seguin, Texas in 1972.

      Melvin Williams, Ph.D. was elected to the Board of Directors in 2001.Mr. Williams graduated with a B.A. degree in psychology from Emory University in 1975 and a M.S.W. degree from Atlanta University School of Social Work in 1979. In 1987, Dr. Williams received his Ph.D. from Florida State University. At present, Dr. Williams serves as the Practice Administrator and Chief Financial Officer for Greater Atlanta Women's Healthcare Associates, a private OB/GYN group practice in Atlanta. Prior to joining Greater Atlanta Women's Healthcare Associates, Dr. Williams served as practice consultant to several private medical practices. He is a faculty member at Clark Atlanta University. He has published several professional articles and holds the rank of Associate Professor at Moore House School of Business. He is the director of the Undergraduate Program in Social Work at Clark Atlanta University. Dr. Williams has and is currently serving on several professional and community advisory boards and is a member of numerous professional organizations. Other than as noted above, Dr. Williams has not held any position in a reporting public company during the last five years.

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

      Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of four persons who during the year ended December 31, 2004, were directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

      o M. Dewey Bain. Mr. Bain was an officer and director during the year of 2005. Mr. Bain failed to file on a timely basis by 21 days one Form 4 for the year ended December 31, 2005.

      o Darrell Carver. Mr. Carver was a director during 2005. Mr. Carver failed to file four Form 4s on a timely basis by a period of 83 to 55 days for the year ended December 31, 2005. All Form 4 filings were for stock purchases.

      o Mary Hitt. Ms. Hitt was elected a director in August, 2005. Ms. Hitt failed to timely file one Form 4 for the year ended December 31, 2005 by a period of 55 days.

      o Richard L. Lapaglia. Mr. Lapaglia was elected a director during August, 2005. Mr. Lapaglia failed to timely file one Form 4 for the year ended December 31, 2005 by a period of 29 days.

COMMITTEES OF THE BOARD OF DIRECTORS

      General. The Board of Directors has the responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board's primary responsibility is to oversee management of the company and, in so doing, serve the best interests of the company and its shareholders. Our full board of directors performs all of the functions normally designated to an Audit Committee, Compensation Committee and Nominating Committee. Although our Board does not have an Audit Committee, Mary Hitt has been designated as the Board's "audit committee expert" as defined in
Item 401(e)(2) of Regulation S-B.

      The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for the 2006 Annual Meeting of Shareholders should be provided to our corporate secretary by March 31, 2006. The recommended candidate should be submitted to us in writing addressed to our principal offices in Cumming, Georgia. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our board of directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our board of directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

      The Board shall evaluate the recommended candidate and shall determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

COMPENSATION OF DIRECTORS

      We pay Directors who are not our employees a fee of $250 per regular board meeting, $250 per emergency board meeting, $250 per telephonic board meeting with quorum, $250 per committee meeting, and $250 per stockholders' meeting. We reimburse all of our directors for expenses incurred in attending board meetings. Each director may elect to receive payment in the form of stock at the closing price for the Board meeting date, money or a combination of both. We do not pay full-time employees who are directors for attending Board of Directors meetings.

      No Board of Directors fees were paid to outside directors in either cash or stock during the year ended December 31, 2005.

CODE OF ETHICS

      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

      o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

      o Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

      o     Compliance with applicable governmental laws, rules and regulations;

      o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

      o     Accountability for adherence to the code.

      A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was attached as an exhibit to our amended Annual Report for the fiscal year ended December 31, 2003, filed with the Commission on February 28, 2005. We have posted a copy of the code of ethics on our website at www.planettraks.com You may go to the Investor section on our website www.planettraks.com and click on SEC filings to find the 10KSB/A filed with the SEC on February 28, 2005 to read our Code of Ethics. We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1415 Bookhout Drive, Cumming, Georgia 30041, telephone (678) 455-7075.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

      The compensation program for our executives may consist of the following three elements:

            o     A base salary,

            o     A performance bonus, and

            o     Periodic grants and/or options of our common stock.

      Base Salary. The Chief Executive Officer and all other senior executive officers receive a base salary based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the Chief Executive Officer The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Planetlink Communications, Inc. for the fiscal years ended December 31, 2003, 2004 and 2005.

--------------------------------------------------------------------------------
 NAME AND PRINCIPAL
      POSITION          YEAR                 ANNUAL COMPENSATION
--------------------------------------------------------------------------------
                                                                OTHER ANNUAL
                                 SALARY ($)       BONUS ($)    COMPENSATION ($)
--------------------------------------------------------------------------------
M. Dewey Bain,          2003       80,106            -0-             -0-

President               2004      240,000            -0-            18,600

                        2005      130,000            -0-             -0-
--------------------------------------------------------------------------------

      In 2004, the Mr. Bain was awarded 600,000 shares of stock valued at $18,600 for his service to the company.

      Performance Bonus. A portion of each officer's total annual compensation can be awarded in the form of a bonus. All bonus payments to officers must be approved by the compensation committee based on the individual officer's performance and company performance. For fiscal 2005 and 2004, no bonus compensation was paid to any of our executive officers.

      Stock Incentive. Stock options may be granted to executive officers based on their positions and individual performance. Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The Board considers the recommendations of the chief executive officer for stock option grants to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation. For fiscal 2005 and 2004 no stock option grants were granted to any of our executive officers.

EMPLOYMENT AGREEMENTS

      We do not have employment agreements with any of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 31, 2005, information concerning ownership of our securities by:

            o Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

            o     Each director;

            o     Each named executive officer; and

            o     All directors and officers as a group.

                                                 SHARES BENEFICIALLY OWNED (2)
            NAME OF BENEFICIAL OWNER (1)            NUMBER          PERCENT
            ----------------------------            ------          -------
M. Dewey Bain                                    25,922,393            4.42%
Mary Hitt                                           175,000            0.03%
Richard L. Lapaglia                                 150,000            0.03%
Melvin Williams                                     140,408            0.02%
ALL OFFICERS AND DIRECTORS AS A GROUP (4
PERSONS)
     TOTALS                                      32,860,849            5.60%



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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      As of December 31, 2005 and 2004, respectively, we owe M. Dewey Bain, President and CEO, $349,594 and $364,850 including accrued interest as a note payable. The terms and analysis of the note are discussed in NOTE 6 of the financial statements which are made a part of this document.

ITEM 13.      EXHIBITS.

   EXHIBIT
      NO.                     IDENTIFICATION OF EXHIBIT
   -------                    -------------------------

      3.1 Articles of Incorporation filed as Exhibit 3(ii) to the Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference.
      3.2 Amended and Restated Articles of Incorporation of the Registrant incorporated by reference to Exh. 3.1 (I) to the 8-K filed on January 11, 2006
      3.3 By-laws (filed as Exhibit 3(i) to the Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)
      3.4 Amended and Restated By-laws of the Registrant incorporated by reference to Exh. 3.1 (I) to the 8-K filed on January 11, 2006
      10.1 Lease Agreement between PlanetLink Communications and Joy Unlimited for office space dated May 1, 2005
      10.2 Licensing Agreement between PlanetLink Communications and Karta Technology dated March 1, 2005
      10.3 Agreement between PlanetLink Communications and Cingular Wireless dated August 18, 2005
      10.4 Contract between PlanetLink Communications and Mapquest dated March 1, 2005.
      14.1 Code of Ethics filed as Exhibit 14 to Form 10KSB/A filed on February 28, 2005 and incorporated herein by reference.
      31.1 Certification of M. Dewey Bain, Chief Executive Officer and Chief Financial Officer of Planetlink Communications, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.
      32.1 Certification of M. Dewey Bain, Chief Executive Officer and Chief Financial Officer of Planetlink Communications, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      The aggregate fees billed by Russell Bedford Stefanou Mirchandani, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2004 were $$37,500. In 2005, we also paid Russell Bedford Stefanou Mirchandani, LLP $22,500 for the 10QSB as of March 31, 2005 review and consents to S-8 filings.

      In 2004, we paid Kahn Boyd Levychin, LLP $22,575 for the restatement of the certified audits for December 31, 2003, 2002 and 2001 and the restatement of the quarter ended March 31, 2004 which were filed in 2004.

      The aggregate fees billed by Marcum & Kliegman, LLP for professional services rendered in connection with the review of the quarterly financial statements for the quarters ended June 30, 2004 and September 30, 2004 was $50,000.

AUDIT-RELATED FEES

      There were no aggregate audit-related fees billed by Russell Bedford Stefanou Mirchandani,, LLP or Chisholm, Bierwolf & Nilson LLP for professional services rendered for the audit of our annual financial statements for fiscal years ended December 31, 2005, and 2004.

ALL OTHER FEES

      There were no other fees billed by Kahn Boyd Levychin, LLP, Marcum & Kliegman, Russell Bedford Stefanou Mirchandani, LLP or Chisholm, Bierwolf, & Nilson LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICY AND PROCEDURES

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee. During fiscal year 2004, the Board of Directors adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining the auditor's independence.


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PLANETLINK COMMUNICATIONS, INC.



Date: March 30, 2006.
                                    By /s/ M. Dewey Bain
                                      ------------------------------------------
                                     M. Dewey Bain,
                                    Chief Executive Officer and Interim Chief
                                    Financial Officer and Principal Accounting
                                    Officer


                                    By /s/ Mary Hitt
                                      ------------------------------------------
                                     Mary Hitt, Treasurer and Director


                                    By /s/ Richard L. Lapaglia
                                      ------------------------------------------
                                    Richard L. Lapaglia. Director


                                    By /s/ Melvin Williams
                                      ------------------------------------------
                                    Melvin Williams. Director