Form 10QSB
period 2006-03-31
PLANETLINK COMMUNICATIONS INC
filed 2006-05-11
CIK 1123845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2006

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2006, the issuer had 847,733,193 shares of its common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes|_| No |X|

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Consolidated Balance Sheet as of March 31, 2006 (unaudited)
      and December 31, 2005............................................................................F-3 - F-4
Condensed Consolidated Statement of Operations as of
      March 31, 2006 and 2005................................................................................F-5
Condensed Consolidated Statement of Stockholders Equity
      as of March 31, 2006...................................................................................F-6
Condensed Consolidated Statement of Cash Flow as of
      March 31, 2006 and 2005................................................................................F-7
Notes to Condensed Consolidated Financial Statements..................................................F-8 - F-16

Item 2.  Management's Discussion and Analysis or Plan of Operations...........................................17
Item 3.  Controls and Procedures..............................................................................21

PART II - OTHER INFORMATION...................................................................................22

Item 1.  Legal Proceedings....................................................................................22
Item 2.  Changes in Securities................................................................................22
Item 3.  Defaults Upon Senior Securities......................................................................22
Item 4.  Submission of Matters to a Vote of Security Holders..................................................22
Item 5.  Other Information....................................................................................22
Item 6.  Exhibits.............................................................................................24
Signatures....................................................................................................24
Certifications...........................................................................................25 - 26


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2006 AND DECEMBER 31, 2005


                                   ASSETS
                                                                         March 31,         December 31,
                                                                           2006                2005
                                                                        (Unaudited)          (Audited)
                                                                       -------------       -------------
Current Assets
   Cash                                                                   $  29,904          $  27,782
   Accounts receivable, net of allowance for doubtful accounts
      of $15,000 at March 31, 2006 and December 31, 2005 (Note 6)            27,707             26,056
                                                                          ---------          ---------
                  Total Current Assets                                       57,611             53,838

Property and equipment (Note 7)
   Office Furniture & Fixtures                                               39,216             39,216
   Software                                                                 710,463            710,463
   Less accumulated depreciation                                           (238,666)          (201,268)
                                                                          ---------          ---------
                                                                            511,013            548,411
   Leased Equipment (Note 8)                                                 55,805             60,732
                                                                          ---------          ---------
                 Total Fixed Assets                                         566,818            609,143

Other Assets
   Deferred financing costs, net (Note 9)                                     2,831             32,805
   Deposits and other assets                                                 24,284             26,116
                                                                          ---------          ---------
                  Total Other Assets                                         27,115             58,921
                                                                          ---------          ---------
                 Total Assets                                             $ 651,544          $ 721,902
                                                                          =========          =========



            See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           March 31,            December 31,
                                                                             2006                   2005
                                                                          (Unaudited)            (Audited)
                                                                          ------------          -------------
Current Liabilities
   Accrued expenses and accounts payable                                  $    108,905          $    161,768
   Loan payable - officer (Note 10)                                            357,175               349,594
   Convertible debentures, net (Note 11)                                        45,150               193,684
                                                                          ------------          ------------
        Total Current Liabilities                                              511,230               705,046

Long Term Liabilities
   Customer deposits                                                             2,780                 2,575
                                                                          ------------          ------------
       Total Long Term Liabilities                                               2,780                 2,575
                                                                          ------------          ------------
   Total Liabilities                                                           514,010               707,621

Commitments, Contingencies and Other Matters (Note 13)

Stockholders' Equity

   Preferred stock - $1.00 par value; 150,000,000 authorized;
       25,000 and -0- shares issued and outstanding at
      December 31, 2005 and 2004, respectively                                  25,000                25,000
   Common stock - $.001 par value;1,350,000,000 shares
     authorized as of March 31, 2006; 847,733,193 and 586,504,078 shares issued and outstanding at  March 31, 2006 and
     December 31, 2005,  respectively                                          847,733               586,504
   Additional paid-in capital                                               16,450,480            15,175,761
   Accumulated deficit                                                     (17,185,679)          (15,772,984)
                                                                          ------------          ------------
      Total Stockholders' Equity (Deficit)                                     137,534                14,281
                                                                          ------------          ------------
   Total Liabilities and Stockholders' Equity                             $    651,544          $    721,902
                                                                          ============          ============



           See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          Three Months Ended
                                                                               March 31,
                                                                      2006                  2005
                                                               -------------------    -------------------
Revenue                                                           $      36,207          $      32,966

Cost of Goods Sold                                                       22,555                 17,260
                                                                  -------------          -------------
Gross Profit                                                             13,652                 15,706

Operating Expenses
     Compensatory element of stock and warrant issuances
        for selling, general and administrative expenses              1,076,677                 91,879
     Compensatory elements of conversion of convertible
        debentures                                                      125,871                     --
     Selling, general and administrative expenses                       118,861                402,526
     Depreciation                                                        44,517                 42,598
                                                                  -------------          -------------
               Total Operating Expenses                               1,365,926                537,003
                                                                  -------------          -------------
               Operating Loss                                        (1,352,274)              (521,297)
                                                                  -------------          -------------
Other Income (Expenses)
     Interest expense and amortized debt discount expense               (60,421)               (40,957)
                                                                  -------------          -------------
     Total Other (Expense) Income                                       (60,421)               (40,957)
                                                                  -------------          -------------
Loss Before Income Taxes                                             (1,412,695)              (562,254)
     Income taxes (Benefit)                                                  --                     --
                                                                  -------------          -------------
                            Net Loss                              $  (1,412,695)         $    (562,254)
                                                                  =============          =============

     Loss per common share (Basic and assuming dilution)          $       (0.00)         $       (0.00)
                                                                  =============          =============
     Weighted Average Number of Common Shares
        Outstanding, Basic                                          727,558,316            244,114,774
                                                                  =============          =============


            See notes to condensed consolidated financial statements.

                  PLANETLINK COMMUNICATIONS, INC AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                            Preferred stock                Common stock
                                                    ---------------------------  --------------------------------

                                                      Shares         Amount           Shares           Amount
                                                    ---------------------------  --------------------------------
Balance - December 31, 2004                                   -     $        -         208,516,804    $  208,516

Preferred stock purchased                                25,000         25,000
Common stock issued under employee
   stock incentive plan                                                                 88,166,650        88,167
Common stock issued for services                                                       161,000,000       161,000
Common stock issued under the stock
  award plan                                                                            32,942,689        32,943
Common stock issued to convert debentures                                               76,252,935        76,253
Exercise of common stock options                                                        20,000,000        20,000
Stock returned to company                                                                (375,000)         (375)
Warrants issued for services
Net loss for the three months
  ended December 31, 2005
                                                    ------------  -------------  ------------------  ------------
Balance - December 31, 2005                              25,000     $   25,000         586,504,078    $  586,504

Common stock issued for services                                                        88,000,000        88,000
Common stock issued under the stock
  award plan                                                                            12,000,000        12,000
Common stock issued to convert debentures                                               78,229,115        78,229
Exercise of common stock options                                                        83,000,000        83,000
Warrants issued for services
Net loss for the three months
  ended March 31, 2006
                                                    ------------  -------------  ------------------  ------------
                                                         -             -               261,229,115       261,229
                                                    ------------  -------------  ------------------  ------------
Balance as of March 31, 2006                             25,000     $   25,000         847,733,193    $  847,733
                                                    ============  =============  ==================  ============



                                                      Additional                            Total
                                                       paid-in         Accumulated      stockholders'
                                                       capital           deficit            equity
                                                    ---------------  -----------------  ---------------
Balance - December 31, 2004                           $ 12,545,930     $ (12,589,233)     $    165,213

Preferred stock purchased                                                                       25,000
Common stock issued under employee
   stock incentive plan                                    489,261                             577,428
Common stock issued for services                           665,500                             826,500
Common stock issued under the stock
  award plan                                               155,345                             188,288
Common stock issued to convert debentures                  865,439                             941,692
Exercise of common stock options                           180,000                             200,000
Stock returned to company                                                                        (375)
Warrants issued for services                               274,286                             274,286
Net loss for the three months
  ended December 31, 2005                                                 (3,183,751)      (3,183,751)
                                                    ---------------  -----------------  ---------------
Balance - December 31, 2005                           $ 15,175,761     $ (15,772,984)     $     14,281

Common stock issued for services                           369,600                             457,600
Common stock issued under the stock
  award plan                                                30,000                              42,000
Common stock issued to convert debentures                  219,042                             297,271
Exercise of common stock options                            79,000                             162,000
Warrants issued for services                               577,077                             577,077
Net loss for the three months
  ended March 31, 2006                                                    (1,412,695)      (1,412,695)
                                                    ---------------  -----------------  ---------------
                                                         1,274,719        (1,412,695)          123,253
                                                    ---------------  -----------------  ---------------
Balance as of March 31, 2006                          $ 16,450,480     $ (17,185,679)     $    137,534
                                                    ===============  =================  ===============




         See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                        2006                2005
                                                                                   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                        $(1,412,695)         $  (562,254)
          Adjustments to reconcile net loss to
              net cash (used in) provided by operating activities:
                Compensatory elements of stock issuances                                499,600               63,600
                Conversion cost for convertible debentures                              125,871                   --
                Warrants issued for services                                            577,077               28,279
                Amortization of deferred financing costs                                 29,974               13,366
                Amortization of beneficial conversion feature                            30,666               14,086
                Depreciation                                                             44,517               42,598
          Changes in assets and liabilities
                Accounts receivable - (Increase)/Decrease                                (1,651)             (15,501)
                Other assets  - (Increase)/Decrease                                       1,832               20,735
                Accounts payable and accrued expenses - Increase/(Decrease)             (52,863)               4,830
                Officer note payable  - Increase/(Decrease)                               7,581                7,581
                Customer deposits  - Increase/(Decrease)                                    205                8,138
                Convertible debentures  - Increase/(Decrease)                            (7,800)               5,925
                                                                                    -----------          -----------
          NET CASH (USED IN) PROVIDED BYOPERATING ACTIVITIES                           (157,686)            (368,617)
                                                                                    -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                 (2,192)             (58,631)
                                                                                    -----------          -----------
          NET CASH USED IN INVESTING ACTIVITIES                                          (2,192)             (58,631)
                                                                                    -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the exercise of employee stock options                                     --              382,356
    Proceeds from issuance of stock options                                             162,000                   --
    Proceeds from purchase of preferred stock                                                --               25,000
                                                                                    -----------          -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                     162,000              407,356
                                                                                    -----------          -----------

                (DECREASE) INCREASE IN CASH                                               2,122              (19,892)
                CASH  - BEGINNING OF PERIOD                                              27,782               29,031
                                                                                    -----------          -----------
                CASH  - END OF PERIOD                                               $    29,904          $     9,139
                                                                                    ===========          ===========

            See notes to condensed consolidated financial statements

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the interim period shown in this report are not necessarily indicative of expected results of any future interim period or for the entire fiscal year. In the opinion of management, the quarterly information includes all adjustments (consisting only of normal, recurring adjustments) necessary to make the financial statements not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10KSB for the year ended December 31, 2005.

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

NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, for the three months ended March 31, 2006 and 2005, the Company incurred net losses of $1,412,695 and $562,254, respectively. In addition the Company used $157,686 and $368,617 of cash in its operations for the three months ended March 31, 2006 and 2005, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation on office furniture and computers is computed using the straight-line method over the estimated economic lives of the assets which range from five to seven years.

The Company capitalizes certain costs associated with the development of its proprietary internal use software. Costs incurred to develop the software prior to the achievement of technological feasibility are expensed as incurred. Depreciation of internal use software costs commences when the related product become available for general release to track assets for our customers. The straight-line method of depreciation is used to compute depreciation with a useful life of five years

The Company's leasing operations consist of leasing GPS devices which operate in conjunction with its proprietary software to provide fleet management services to its customers. The operating leases are written for periods ranging from three to four years

Total depreciation expense for the three months ended March 31, 2006 and 2005 amounted to $44,517 and $42,598, respectively.

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. o The difference between the fair market value and intrinsic value of stock options issued to employees during the three months ended March 31, 2006 and 2005 were insignificant to the Company's financial statements

Net Loss per Common Share

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the periods ended March 31, 2006 and 2005, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

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

NOTE 6 - ACCOUNTS RECEIVABLE

The Company's accounts receivable as of March 31, 2006 and December 31, 2005 consist of:

                                                March 31,        December 31,
                                                  2006              2005
                                               (Unaudited)        (Audited)
                                              ------------      ------------
Accounts Receivable                             $ 42,707          $ 41,056
   less Allowance for Doubtful Accounts          (15,000)          (15,000)
                                                --------          --------
        Net Accounts Receivable                 $ 27,707          $ 26,056
                                                ========          ========

The Company bills its customers and recognizes income following the guidelines of our revenue recognition policy following the guidelines of the Emerging Issues Task Force 00-21 ("EITF 00-21").

Management reviews its accounts receivable on a regular basis. If an account has a balance which is six months old, it is the policy of the company to record an allowance for doubtful accounts. The Company will continue to pursue all collection efforts. If at a later date, the account is deemed uncollectible, the account balance will be written off.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - PROPERTY AND EQUIPMENT

The Company has three major categories of property and Equipment: office furniture and fixtures, internal use software and leased equipment. The following details the components for the Company's property and equipment:

                                          March 31,         December 31,
                                            2006                2005
                                         (Unaudited)          (Audited)
                                         ------------       ------------
Office Furniture and Equipment             $  39,216          $  39,216
     less Accumulated Depreciation           (16,239)           (14,364)
Internal Use Software                        710,463            710,463
     less Accumulated Depreciation          (222,427)          (186,904)
Leased Equipment, net                         55,805             60,732
                                           ---------          ---------
              Total Fixed Assets           $ 566,818          $ 609,143
                                           =========          =========


Depreciation expense for the periods ending on March 31, 2006 and December 31, 2005 was $44,517 and $148,843, respectively

NOTE 8 - LEASED EQUIPMENT

The Company's lease equipment as of March 31, 2006 and December 31, 2005, respectively consist of the following:

                                                   March 31,        December 31,
                                                     2006              2005
                                                  (Unaudited)        (Audited)
                                                 ------------       ------------
Leased Equipment                                   $ 86,450          $ 84,257
     less accumulated depreciation                  (30,645)          (23,525)
                                                   --------          --------
               Total Leased Equipment, net         $ 55,805          $ 60,732
                                                   ========          ========

The following is of the expected future operating lease rentals by year:


                                        2006       2007        2008        2009
                                        ----       ----        ----        ----
                Future Rentals        $13,601    $17,611      $7,652        $180

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9- DEFERRED FINANCING COSTS

Costs incurred in connection with the Company's sale of $395,000 of 6% Convertible Debentures (Note 11).

                                            For Periods Ended
                                         March 31,      December 31,
                                           2006            2005
                                       (Unaudited)       (Audited)
                                      ------------      ------------
Deferred financing costs                 $ 32,805         $157,350
   Less Accumulated Amortization           29,974          124,545
                                         --------         --------
Deferred financing costs, net            $  2,831         $ 32,805
                                         ========         ========

During the period ended March 31, 2006 a total of $151,000 convertible debentures were converted from a debt instrument to stock which accelerated the amortization of the deferred financing costs on that portion of the financing cost attributable to the debentures converted.

Deferred financing costs are being amortized over the term of the Convertible Debentures, which is three years or until converted. Amortization of the deferred financing costs for three months ended March 31, 2006 and 2005 amounted to $29,974 and $13,366, respectively. This cost is included as a component of interest expense.

NOTE 10 - LOAN PAYABLE - OFFICER

In 2003 the Company recorded a note due its current president in the amount of $307,438. The note, which bears interest at 10% per annum, is payable on demand. Interest expense on this note amounted to $7,581 and $7,581 as of March 31, 2006 and 2005, respectively.


                                                                    March 31,       December 31,
                                                                      2006              2005
                                                                   (Unaudited)        (Audited)
                                                                  ------------      ------------
Demand note dated December 31, 2003 due to the
   Company's President that accrues interest at 10% per
    annum, beginning January 1, 2003                                $ 307,438         $ 307,438
Previously accrued interest outstanding                                42,156            57,412
Amounts repaid                                                             --           (46,000)
Accrued interest as of March 31, 2006 and December 31, 2005             7,581            30,744
                                                                    ---------         ---------
          Loan Payable - Officer                                    $ 357,175         $ 349,594
                                                                    =========         =========


NOTE 11- CONVERTIBLE  DEBENTURES

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

During the period ending March 31, 2006 there was one request from the debenture holders for redemption which was provided for in convertible debenture agreement signed in June, 2004. The holders of the Debentures have the right to convert their debentures plus accrued interest into shares of the Company's common stock at 70% of the lowest bid price (as reported by Bloomberg) for the twenty consecutive trading days immediately preceding the date of conversion As per the formula in the agreement on February 22, 2006 the Company issued 78,229,115 shares of common stock to redeem $151,000 debentures. The conversion cost of this debenture redemption was $125,871, the fair market value of the stock above the debentures redeemed.

The intrinsic value of the beneficial conversion feature in each of the above Debenture issuances was being amortized over the term of the Debentures, which is three years. The Company recorded $30,666 and $14,086 of accretion during the three months ended March 31, 2006 and 2005, respectively. This cost is included as a component of interest expense in the accompanying statement of operations and includes the accelerated amortization of the beneficial conversion feature for the converted debentures.

The Debentures are redeemable by the Company, in whole or in part, at the Company's option, at 120% of the then outstanding principal amount of the Debentures. If the redemption occurs more than six (6) months from the date of the individual closings the redemption shall be set at 125%. If the redemption occurs more than one (1) year from the date of individual closings the amount will be set at 131%. The issuers shall give ten (10) days written notice of intent to redeem the Debentures in whole or in part, during which period no conversions shall be permitted. The outstanding principal balance of the Debentures as of March 31, 2006 net of their unamortized discount plus accrued interest is $45,150.

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


NOTE 12 - INCOME TAXES

Due to the Company's loss position and the recording of a valuation allowance against any deferred tax asset, there is no income tax provision for the three months ended March 31, 2006 and 2005.

NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

NOTE 14 - STOCKHOLDERS' EQUITY

Preferred Stock

As of March 31, 2006 and December 31, 2005, the Company had 25,000 shares outstanding of preferred stock with a par value of $1.00 per share.

Employee Stock Incentive Plan

In January, 2004 the Company established the 2004 employee stock incentive Plan (the "2004 Plan"). The Plan is intended to provide employees who make significant contributions to the long-term growth of the Company with equity-based compensation incentives. The 2004 Plan provisions are substantially the same as the 2003 Plan provisions. No options can be issued to officers under the 2004 Plan. Stock options granted to employees under the Plans have exercise prices of not less than 85% of the fair market value of the underlying common stock on the date of grant.

The Company applies APB No. 25 and related interpretations in accounting for its plans and options granted under stock option agreements. Accordingly, compensation cost for options issued to employees is recognized for options that are granted with exercise prices that are less than the fair market value of the underlying stock at the date of grant.

During the three months ended March 31, 2006 there were no options granted to employees under an Employee Stock Incentive Plan. During the three months ended March 31, 2005, the Company granted an aggregate of 88,166,650 stock options to employees with exercise price of 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $40,272, is included in compensatory element of stock based compensation in the Company's statement of operations for the three months ended March 31, 2005. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions.

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

During the three months ended March 31, 2006, the Company issued 12,000,000 shares of common stock to consultants or independent contractors under this Plan. A compensation charge of $42,000 was recorded in the Company's statement of operations for the three months ended March 31, 2006. There was not any stock issued under this Plan as of March 31, 2005.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Common Stock Issued for Services

During the period ended March 31, 2006 the Company issued 88,000,000 shares of common stock valued at $457,600 for services to be performed by outsourced providers of which 80,000,000 shares were issued in exchange for marketing consulting contract. The cost of these services is included as a compensation charge in the Company's statement of operations for the three months ended March 31, 2006.

During the period ended March 31, 2005 the Company issued 6,500,000 shares of common stock valued at $63,600 for services to be performed by outsourced providers. The cost of these services is included as a compensation charge in the Company's statement of operations for the three months ended March 31, 2005.

Common Stock Purchase Warrants Issued for Services

For the period ended March 31, 2006 there were 200,000,000 stock purchase warrants issued to marketing consultants as part of their compensation. The warrants were valued at $577,077 using the Black-Scoles pricing model with an exercise price of $.002 - $.0025.

During the period ended March 31, 2005 there were no stock purchase warrants issued.

NOTE 15 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that are not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of: shares issuable upon conversion of 6% convertible debentures which are due as of March 31, 2006 of 24,062,500 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

      Statements in this Form 10-QSB Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-QSB Report, under "Management's Plan of Operation and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

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

      Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our Business

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

Sales and Marketing

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


RESULTS OF OPERATIONS

      Sales - During the three-month period ended March 31, 2006 and 2005 we had sales of $36,207 as compared to $32,966. The increase in sales for the three-month period ending March 31, 2006 over the same period last year was a result of our continued building of our billing base.

      Cost of Goods Sold - Cost of Goods sold were $22,555 and $17,260, respectively resulting in a gross profit of $13,652 and $15,706. A change in the sales mix between purchased devices and leased devices resulted in a change in gross profit.

      Operating Expenses - During the three-month period ended March 31, 2006 and 2005, we had a substantial increase in the compensatory element of stock and warrant issuances of $1,076,677 and $91,879, respectively which was a result of an increase in the stock and warrants awarded to consultants during the first quarter of 2006. The cost to convert convertible debentures was $125,871 as of March 31, 2006 as compared to $0 as of March 31, 2005 when no convertible debentures were converted. Selling and general and administrative expenses were $118,861 and $402,526 for the periods ended March 31, 2006 and 2005, respectively. The significant decrease in cash outlay is a result of our efforts to streamline operations to conserve cash without sacrificing customer service. Depreciation expense was $44,517 and $42,598 for the periods ended March 31, 2006 and 2005.

      Interest Expense - Interest expense was $60,421 and $40,957 for the periods ended March 31, 2006 and 2005. The increase in interest expense for the quarter ended March 31, 2006 included amortized debt discount expense for the convertible debentures which were retired as of March 31, 2006.

      Operating Loss - During the three-month period ended March 31, 2006 and 2005, we incurred an operating losses of $1,412,695 and $562,254, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2006 and December 31, 2005, our current liabilities exceeded current assets by $453,619 and $651,208, respectively. The decrease in excess liabilities resulted from the payment of $53,000 of accrued liabilities as well as the retirement of $151,000 convertible debentures. We generated a cash flow deficit from operations of $157,686 and $368,617 for the three months ended March 31, 2006 and 2005, respectively. Cash flow deficits from operating activities for the three months ended March 31, 2006 and 2006 were directly attributable to our not having a significant amount of revenues from operations. The fact that the cash flow deficit decreased in the first quarter of 2006 compared to the first quarter of 2005 is reflective of our efforts to control our expenses. It should be noted that the operating cash deficit decreased by $210,951 or 57% in 2006 over the same period in 2005. We generated $162,000 and $407,356 of cash from financing activities during the three months ended March 31, 2006 and 2006. In addition, as of March 31, 2006, we sold $25,000 of preferred stock.

GOING CONCERN OPINION

      We have limited capital resources and require additional funding to sustain our operations, accomplish our growth objectives and market our planned products and services. Our continued existence is dependent upon several factors, including completion of TransTRAK, our ability to attain a substantial base of subscribers to our web based mobile asset management system and to raise additional capital. We may not successful in our efforts to generate operating cash flows through the execution of our business plan or that we will be able to raise the capital we need to sustain our operations. As a result, our independent certified public accountants have stated in their report included in our December 31, 2005 Form 10-KSB, that we are dependent upon management's ability to develop profitable operations. This factor, among others, raises substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. Our critical accounting policies are discussed in detail in Footnote 5 in the Section I - Financial Statements in this 10QSB.

FUTURE CAPITAL REQUIREMENTS

      We have limited capital resources and require additional funding in order to sustain our operations, accomplish our growth objectives and market our planned products and services. Our continued existence is dependent upon several factors, including the ability to attain a substantial base of subscribers to its web based mobile assets management system and its ability to raise additional capital. Our dependence on alternative financing is expected to decrease over the next twelve months as we continue to market our mobile asset management system. Our business plan calls for increasing our subscriber revenue base through agent sales and national account sales. We also anticipate receiving income from our licensing agreement with Karta Technologies. Our plan also calls for continued vigilance in monitoring our expenses to utilize our limited resources effectively. There can be no assurance that we will be successful in our efforts to generate operating cash through the execution of our business plan or that we will be able to raise the capital required to sustain our operations. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

RECENT DEVELOPMENTS

      In addition to direct corporate sales, we are marketing TransTRAK through independent distributors who market complementary product offerings to prospective and existing customers. We are actively pursuing additional distributor relationships and this will continue to be a primary focus through this next quarter. We have a licensing agreement with Karta Technologies to allow them to market our TransTRAK product line worldwide. We recently signed an agent agreement with a Texas firm which has ten years of experience selling GPS products to the commercial market. Also we have been working with a Colorado firm which wants to combine our TransTRAK product with their video application.


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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      During the second quarter of 2004, we moved our operations to San Antonio, Texas, where we acquired 1001 square feet of office space at 10715 Gulfdale, Suite 285, San Antonio, Texas, 78216. The lease is for a period of one year expiring April 30, 2005. We had the option to renew our lease at the end of the initial one-year lease period. If we renewed our lease at the end of the initial one-year period, the landlord could make a base rental adjustment to cover the actual operating costs of the building and premises. We renewed the lease for our corporate headquarters effective May 1, 2005 for an additional year at the same rate as the initial lease period.

ITEM 6.  EXHIBITS


  EXHIBIT NO.               IDENTIFICATION OF EXHIBIT
  -----------               -------------------------

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

      3.2 Amended and Restated Articles of Incorporation of the Registrant incorporated by reference to Exh. 3.1 (I) to the 8-K filed on January 11, 2006

      3.3 By-laws (filed as Exhibit 3(i) to the Registration Statement on Form 10-SB/12g, filed on October 12, 2000 and incorporated herein by reference)

      3.4 Amended and Restated By-laws of the Registrant incorporated by reference to Exh. 3.1 (I) to the 8-K filed on January 11, 2006

      10.1 Lease Agreement between PlanetLink Communications and Joy Unlimited for office space dated May 1, 2005 incorporated by reference and filed on March 30, 2006 with Form 10KSB.

      10.2 Licensing Agreement between PlanetLink Communications and Karta Technology dated March 1, 2005 incorporated by reference and filed on March 30, 2006 with Form 10KSB.

      10.3 Agreement between PlanetLink Communications and Cingular Wireless dated August 18, 2005 incorporated by reference and filed on March 30, 2006 with Form 10KSB.

      10.4 Contract between PlanetLink Communications and Mapquest dated March 1, 2005 incorporated by reference and filed on March 30, 2006 with Form 10KSB.

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

                                   PLANETLINK COMMUNICATIONS, INC.

Dated May 11, 2006.

                                   By  /s/  M. Dewey Bain
                                     -------------------------------------------
                                      M. Dewey Bain,
                                      Chief Executive Officer and Interim Chief
                                      Financial Officer and Principal Accounting
                                      Officer