Form 10QSB
period 2006-06-30
PLANETLINK COMMUNICATIONS INC
filed 2006-08-14
CIK 1123845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from |_| to |_|


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2006, the issuer had 918,682,462 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION .............................................F-3

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 2006 (unaudited)
   and December 31, 2005...............................................F-3 - F-4
Condensed Consolidated Statement of Operations as of
   June 30, 2006 and 2005..............................................F-5 - F-6
Condensed Consolidated Statement of Stockholders Equity
   as of June 30, 2006.......................................................F-7
Condensed Consolidated Statement of Cash Flow as of
   June 30, 2006 and 2005....................................................F-8
Notes to Condensed Consolidated Financial Statements..................F-9 - F-17

Item 2.  Management's Discussion and Analysis or Plan of Operations...........18
Item 3.  Controls and Procedures..............................................24

PART II - OTHER INFORMATION...................................................25

Item 1.  Legal Proceedings....................................................25
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........25
Item 3.  Defaults Upon Senior Securities......................................25
Item 4.  Submission of Matters to a Vote of Security Holders..................25
Item 5.  Other Information....................................................25
Item 6.  Exhibits.............................................................26

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2006 AND DECEMBER 31, 2005


                       ASSETS
                                                                   June 30,    December 31,
                                                                      2006         2005
                                                                  (Unaudited)   (Audited)
                                                                   ---------    ---------

Current Assets
   Cash                                                            $  45,040    $  27,782
   Accounts receivable, net of allowance for doubtful accounts
      of $15,000 at June 30, 2006 and December 31, 2005 (Note 6)      27,067       26,056
                                                                   ---------    ---------
                  Total Current Assets                                72,107       53,838

Property and equipment (Note 7)
   Office Furniture & Fixtures                                        39,216       39,216
   Software                                                          710,463      710,463
   Less accumulated depreciation                                    (276,063)    (201,268)
                                                                   ---------    ---------
                                                                     473,616      548,411
   Leased Equipment (Note 8)                                          48,601       60,732
                                                                   ---------    ---------
                 Total Fixed Assets                                  522,217      609,143

Other Assets
   Deferred financing costs, net (Note 9)                              2,157       32,805
   Deposits and other assets                                          26,723       26,116
                                                                   ---------    ---------
                  Total Other Assets                                  28,880       58,921
                                                                   ---------    ---------
                 Total Assets                                      $ 623,204    $ 721,902
                                                                   =========    =========


         See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 June 30,      December 31,
                                                                                   2006            2005
                                                                               (Unaudited)       (Audited)
                                                                               ------------    ------------

Current Liabilities
   Accrued expenses and accounts payable                                       $    107,195    $    161,768
   Loan payable - officer (Note 10)                                                 364,840         349,594
   Convertible debentures, net (Note 11)                                             44,720         193,684
                                                                               ------------    ------------
        Total Current Liabilities                                                   516,755         705,046

Long Term Liabilities
   Customer deposits                                                                 10,075           2,575
                                                                               ------------    ------------
       Total Long Term Liabilities                                                   10,075           2,575
                                                                               ------------    ------------
   Total Liabilities                                                                526,830         707,621

Commitments, Contingencies and Other Matters (Note 13)

Stockholders' Equity

   Preferred stock - $1.00 par value; 150,000,000 authorized; 25,000 and 25,000 shares issued and outstanding at June 30,
      2006 and December 31, 2005, respectively                                       25,000          25,000
   Common stock - $.001 par value;1,350,000,000 shares
     authorized as of June 30, 2006; 918,682,462 and 586,504,078 shares issued and outstanding at  June 30, 2006 and
     December 31, 2005,  respectively                                               918,682         586,504
   Additional paid-in capital                                                    16,542,297      15,175,761
   Accumulated deficit                                                          (17,389,605)    (15,772,984)
                                                                               ------------    ------------
      Total Stockholders' Equity (Deficit)                                           96,374          14,281
                                                                               ------------    ------------
   Total Liabilities and Stockholders' Equity                                  $    623,204    $    721,902
                                                                               ============    ============

            See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 2006             2005
                                                            -------------    -------------
Revenue                                                     $     146,996    $      97,721

Cost of Goods Sold                                                 88,572           57,660
                                                            -------------    -------------
Gross Profit                                                       58,424           40,061

Operating Expenses
     Compensatory element of stock and warrant issuances
        for selling, general and administrative expenses        1,119,032          154,142
     Compensatory elements of conversion of convertible
        debentures                                                133,282               --
     Selling, general and administrative expenses                 259,783          662,492
     Depreciation                                                  89,118           86,535
                                                            -------------    -------------
               Total Operating Expenses                         1,601,215          903,169
                                                            -------------    -------------
               Operating Loss                                  (1,542,791)        (863,108)
                                                            -------------    -------------
Other Income (Expenses)
     Interest expense and amortized debt discount expense         (73,830)         (82,241)
                                                            -------------    -------------
     Total Other (Expense) Income                                 (73,830)         (82,241)
                                                            -------------    -------------
Loss Before Income Taxes                                       (1,616,621)        (945,349)
     Income taxes (Benefit)                                            --               --
                                                            -------------    -------------

                            Net Loss                        $  (1,616,621)   $    (945,349)
                                                            =============    =============

     Loss per common share (Basic and assuming dilution)    $       (0.00)   $       (0.00)
                                                            =============    =============
     Weighted Average Number of Common Shares
        Outstanding, Basic                                    808,072,057      274,469,999
                                                            =============    =============

            See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                       June 30,
                                                                 2006            2005
                                                            -------------    -------------
Revenue                                                     $     110,788    $      64,755

Cost of Goods Sold                                                 66,017           40,400
                                                            -------------    -------------
Gross Profit                                                       44,771           24,355

Operating Expenses
     Compensatory element of stock and warrant issuances
        for selling, general and administrative expenses           42,355           62,263
     Compensatory elements of conversion of convertible
        debentures                                                  7,411               --
     Selling, general and administrative expenses                 140,922          259,969
     Depreciation                                                  44,601           43,935
                                                            -------------    -------------
               Total Operating Expenses                           235,289          366,167
                                                            -------------    -------------
               Operating Loss                                    (190,518)        (341,812)
                                                            -------------    -------------
Other Income (Expenses)
     Interest expense and amortized debt discount expense         (13,408)         (41,283)
                                                            -------------    -------------
     Total Other (Expense) Income                                 (13,408)         (41,283)
                                                            -------------    -------------
Loss Before Income Taxes                                         (203,926)        (383,095)
     Income taxes (Benefit)                                            --               --
                                                            -------------    -------------
                    Net Loss                                $    (203,926)   $    (383,095)
                                                            =============    =============

     Loss per common share (Basic and assuming dilution)    $       (0.00)   $       (0.00)
                                                            =============    =============
     Weighted Average Number of Common Shares
        Outstanding, Basic                                    889,072,057      274,469,999
                                                            =============    =============

            See notes to condensed consolidated financial statements.

                  PLANETLINK COMMUNICATIONS, INC AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                  Preferred stock           Common stock             Additional                       Total
                                  ---------------  -----------------------------
                                                                                      paid-in       Accumulated   stockholders'
                                  Shares   Amount      Shares          Amount         capital         deficit         equity
                                  ------  -------  -------------   -------------   -------------   ------------   -------------
Balance - December 31, 2004           --  $    --    208,516,804   $     208,516   $  12,545,930   $(12,589,233)  $     165,213

Preferred stock purchased         25,000   25,000                                                                        25,000
Common stock issued under
   employee stock
   incentive plan                                     88,166,650          88,167         489,261                        577,428
Common stock issued for
   services                                          161,000,000         161,000         665,500                        826,500
Common stock issued
   under the stock
   award plan                                         32,942,689          32,943         155,345                        188,288
Common stock issued to
   convert debentures                                 76,052,935          76,253         865,439                        941,692
Exercise of common stock
   options                                            20,000,000          20,000         180,000                        200,000
Stock returned to company                               (375,000)           (375)                                          (375)
Warrants issued for
   services                                                                              274,286                        274,286
Net loss for the nine
   months ended
   December 31, 2005                                                                                 (3,183,751)     (3,183,751)
                                  ------  -------  -------------   -------------   -------------   ------------   -------------
Balance - December 31, 2005       25,000  $25,000    586,504,078   $     586,504   $  15,175,761   $(15,772,984)  $      14,281

Common stock issued for services                      88,000,000          88,000         369,600                        457,600
Common stock issued under the
   stock award plan                                   29,260,470          29,260          55,095                         84,355
Common stock issued to convert
   debentures                                         81,917,914          81,918         228,264                        310,182
Exercise of common stock options                     133,000,000         133,000         136,500                        269,500
Warrants issued for services                                                             577,077                        577,077
Net loss for the six months
  ended June 30, 2006                                                                                (1,616,621)     (1,616,621)
                                  ------  -------  -------------   -------------   -------------   ------------   -------------
                                      --       --    332,178,384         332,178       1,366,536     (1,616,621)         82,093
                                  ------  -------  -------------   -------------   -------------   ------------   -------------
Balance as of June 30, 2006       25,000  $25,000    918,682,462   $     918,682   $  16,542,297   $(17,389,605)  $      96,374
                                  ======  =======  =============   =============   =============   ============   =============


         See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                 2006          2005
                                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                 $(1,616,621)  $  (945,349)
          Adjustments to reconcile net loss to
              net cash (used in) provided by operating activities:
                Compensatory elements of stock issuances                         541,955       154,142
                Value of common stock cancelled                                                   (375)
                Conversion cost for convertible debentures                       133,282            --
                Warrants issued for services                                     577,077            --
                Amortization of deferred financing costs                          30,648        26,478
                Amortization of beneficial conversion feature                     32,850        28,172
                Depreciation                                                      89,118        86,535
          Changes in assets and liabilities
                Accounts receivable - (Increase)/Decrease                         (1,011)      (27,482)
                Other assets  - (Increase)/Decrease                                 (607)       13,891
                Accounts payable and accrued expenses - Increase/(Decrease)      (54,573)      165,874
                Officer note payable  - Increase/(Decrease)                       15,246        15,246
                Customer deposits  - Increase/(Decrease)                           7,500           993
                Convertible debentures  - Increase/(Decrease)                     (4,914)       11,850
                                                                             -----------   -----------
          NET CASH (USED IN) PROVIDED BYOPERATING ACTIVITIES                    (250,050)     (470,025)
                                                                             -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                          (2,192)      (69,560)
                                                                             -----------   -----------
          NET CASH USED IN INVESTING ACTIVITIES                                   (2,192)      (69,560)
                                                                             -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of officer's loan                                                       --       (46,000)
    Proceeds from the exercise of employee stock options                              --       537,156
    Proceeds from issuance of stock options                                      269,500            --
    Proceeds from purchase of preferred stock                                         --        25,000
                                                                             -----------   -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                              269,500       516,156
                                                                             -----------   -----------

                (DECREASE) INCREASE IN CASH                                       17,258       (23,429)
                CASH  - BEGINNING OF PERIOD                                       27,782        29,031
                                                                             -----------   -----------
                CASH  - END OF PERIOD                                        $    45,040   $     5,602
                                                                             ===========   ===========


            See notes to condensed consolidated financial statements

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the interim period shown in this report are not necessarily indicative of expected results of any future interim period or for the entire fiscal year. In the opinion of management, the quarterly information includes all adjustments (consisting only of normal, recurring adjustments) necessary to make the financial statements not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

In April, 2004, PlanetLink formed a subsidiary, PlanetTRAKS, Inc. to focus on the satellite-based mobile asset management market, and in the same month, the TransTRAK product line was introduced to the market. TransTRAK is built around a simple, cost-effective hardware device that is placed in the vehicle. This device, coupled with the Company's proprietary software tracking system, a mapping component and the Internet, allows the user to actively monitor and manage virtually any type of mobile asset. This architecture has enabled us to quickly bring the service to market with the least amount of risk. The design of the system also facilitates the ability to rollout new features and services to vehicle tracking devices that are already in service. The result of this effort has established the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based. TransTRAK allows the owner of any vehicle to access a wide range of information regarding the vehicle's location and behavior through the Internet-enabled device.

NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2006 and 2005, the Company incurred net losses of $1,616,621 and $945,349, respectively. In addition, the Company used $250,050 and $470,025 of cash in its operations for the six months ended June 30, 2006 and 2005, respectively.

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

The Company capitalizes certain costs associated with the development of its proprietary internal use software. Costs incurred to develop the software prior to the achievement of technological feasibility are expensed as incurred. Depreciation of internal use software costs commences when the related product become available for general release to track assets for our customers. The straight-line method of depreciation is used to compute depreciation with a useful life of five years

The Company's leasing operations consist of leasing GPS devices which operate in conjunction with its proprietary software to provide fleet management services to its customers. The operating leases are written for periods ranging from three to four years

Total depreciation expense for the six months ended June 30, 2006 and 2005 amounted to $89,118 and $86,535, respectively.

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Stock-Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. o The difference between the fair market value and intrinsic value of stock options issued to employees during the three months ended June 30, 2006 and 2005 were insignificant to the Company's financial statements

Net Loss per Common Share
-------------------------

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the periods ended June 30, 2006 and 2005, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

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

NOTE 6 - ACCOUNTS RECEIVABLE

The Company's accounts receivable as of June 30, 2006 and December 31, 2005 consist of:

                                                        June 30,    December 31,
                                                          2006          2005
                                                      (Unaudited)    (Audited)
                                                      -----------   -----------
Accounts Receivable                                   $    42,067   $    41,056
   less Allowance for Doubtful Accounts                   (15,000)      (15,000)
                                                      -----------   -----------
        Net Accounts Receivable                       $    27,067   $    26,056
                                                      ===========   ===========

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - PROPERTY AND EQUIPMENT

The Company has three major categories of property and equipment: office furniture and fixtures, internal use software and leased equipment. The following details the components of the Company's property and equipment:

                                                 June 30,      December 31,
                                                   2006            2005
                                               (Unaudited)      (Audited)
                                             --------------  --------------
Office Furniture and Equipment               $       39,216  $       39,216
     less Accumulated Depreciation                  (18,113)        (14,364)
Internal Use Software                               710,463         710,463
     less Accumulated Depreciation                 (257,950)       (186,904)
Leased Equipment, net                                48,601          60,732
                                             --------------  --------------
              Total Fixed Assets             $      522,217  $      609,143
                                             ==============  ==============


Depreciation expense for the periods ending on June 30, 2006 and December 31, 2005 was $89,118 and $86,535, respectively

NOTE 8 - LEASED EQUIPMENT

The Company's lease equipment as of June 30, 2006 and December 31, 2005, respectively consist of the following:

                                                       June 30,    December 31,
                                                         2006           2005
                                                     (Unaudited)     (Audited)
                                                   --------------  ------------
Leased Equipment                                   $       86,450  $     84,257
     less accumulated depreciation                        (37,849)      (23,525)
                                                   --------------  ------------
               Total Leased Equipment, net         $       48,601  $     60,732
                                                   ==============  ============

The following is of the expected future operating lease rentals by year:

                                         2006       2007        2008      2009
                                         ----       ----        ----      ----
                     Future Rentals     $9,421    $17,611      $7,652     $180

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9- DEFERRED FINANCING COSTS

Costs incurred in connection with the Company's sale of $395,000 of 6% Convertible Debentures (Note 11).

                                                  For Periods Ended
                                             June 30,      December 31,
                                               2006            2005
                                            (Unaudited)      (Audited)
                                          --------------  --------------
Deferred financing costs                  $       32,805  $      157,350
   Less Accumulated Amortization                  30,648         124,545
                                          --------------  --------------
Deferred financing costs, net             $        2,157  $       32,805
                                          ==============  ==============

During the period ended June 30, 2006, a total of $154,000 convertible debentures were converted from a debt instrument to stock which accelerated the amortization of the deferred financing costs on that portion of the financing cost attributable to the debentures converted.

Deferred financing costs are being amortized over the term of the Convertible Debentures, which is three years or until converted. Amortization of the deferred financing costs for six months ended June 30, 2006 and 2005 amounted to $30,648 and $26,478, respectively. This cost is included as a component of interest expense.

NOTE 10 - LOAN PAYABLE - OFFICER

In 2003 the Company recorded a note due its current president in the amount of $307,438. The note, which bears interest at 10% per annum, is payable on demand. Interest expense on this note amounted to $7,581 and $7,581 as of June 30, 2006 and 2005, respectively.

                                                                              December
                                                                June 30,          31,
                                                                 2006            2005
                                                              (Unaudited)      (Audited)
                                                            --------------  --------------
Demand note dated December 31, 2003 due to the Company's
   President that accrues interest at 10% per annum,
   beginning January 1, 2003                                $      307,438  $      307,438
Previously accrued interest outstanding                             42,156          57,412
Amounts repaid                                                          --         (46,000)
Accrued interest as of June 30, 2006 and December 31, 2005          15,246          30,744
                                                            --------------  --------------
         Loan Payable - Officer                             $      364,840  $      349,594
                                                            ==============  ==============

NOTE 11- CONVERTIBLE  DEBENTURES

In June 2004, the Company completed a private placement of $325,000 in principal amount of its three year 6% Convertible Debentures (the "Debentures"). The Debentures are automatically convertible into the Company's common stock on the third anniversary of the closing date. The debentures may also be converted at any time after their Closing Date but prior to the automatic conversion date on the third anniversary of the issuance of the debenture when the Company receives a Notice of Conversion from the debenture holder. The Company recorded a $139,038 discount, which represents the intrinsic value of the beneficial conversion feature at the date the Debentures were issued.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In July 2004 the Company completed the placement of an additional $70,000 of its 6% Convertible Debentures under the same terms as those issued in September 2004. The Company also recorded a $30,000 discount, which represents the intrinsic value of the beneficial conversion feature at the date the Debentures were issued.

During the six month period ending June 30, 2006, there were two requests from the debenture holders for redemption. The holders of the Debentures have the right to convert their debentures plus accrued interest into shares of the Company's common stock at 70% of the lowest bid price (as reported by Bloomberg) for the twenty consecutive trading days immediately preceding the date of conversion. As per the formula in the agreement on February 22, 2006 the Company issued 78,229,115 shares of common stock to redeem $151,000 debentures and on June 5, 2006 the Company issued 3,688,799 shares of common stock to redeem $3,000 debentures. The conversion cost of this debenture redemption was $133,282, the fair market value of the stock above the debentures redeemed.

The intrinsic value of the beneficial conversion feature in each of the above Debenture issuances was being amortized over the term of the Debentures, which is three years. The Company recorded $32,850 and $28,172 of accretion during the six months ended June 30, 2006 and 2005, respectively. This cost is included as a component of interest expense in the accompanying statement of operations and includes the accelerated amortization of the beneficial conversion feature for the converted debentures.

The Debentures are redeemable by the Company, in whole or in part, at the Company's option, at 120% of the then outstanding principal amount of the Debentures. If the redemption occurs more than six (6) months from the date of the individual closings the redemption shall be set at 125%. If the redemption occurs more than one (1) year from the date of individual closings the amount will be set at 131%. The issuers shall give ten (10) days written notice of intent to redeem the Debentures in whole or in part, during which period no conversions shall be permitted. The outstanding principal balance of the Debentures as of June 30, 2006 net of their unamortized discount plus accrued interest is $44,720.

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


NOTE 12 - INCOME TAXES

Due to the Company's loss position and the recording of a valuation allowance against any deferred tax asset, there is no income tax provision for the three months ended June 30, 2006 and 2005.

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

NOTE 14 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------

As of June 30, 2006 and December 31, 2005, the Company had 25,000 shares outstanding of preferred stock with a par value of $1.00 per share.

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

During the six months ended June 30, 2006 there were no options granted to employees under an Employee Stock Incentive Plan. During the six months ended June 30, 2005, the Company granted an aggregate of 88,166,650 stock options to employees with exercise price of 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $40,272, is included in compensatory element of stock based compensation in the Company's statement of operations for the six months ended June 30, 2005. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions.

Employee Stock Award Plan
-------------------------

In May 2005, the Company established the 2005 Employee Stock Award Plan (the "2005 Plan"). This Plan awards employees or consultants with Company common stock equal to the value of the services they have rendered. Officers are excluded from the Plan.

The Company applies APB No. 25 and related interpretations in accounting for this plan and stock granted under this Plan. Accordingly, the compensation cost for issued stock to employees and/or consultants is recognized in the statement of operations as of the date of grant.

During the six months ended June 30, 2006, the Company issued 12,000,000 shares of common stock to consultants or independent contractors under the 2005 Stock Award Plan. A compensation charge of $42,000 was recorded in the Company's statement of operations for the six months ended June 30, 2006. There was not any stock issued under this Plan as of June 30, 2005.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In May 2006, the Company established the 2006 Stock Award Plan (the "2006 Plan"). This Plan awards employees, consultants or independent contractors with Company common stock equal to the value of the services they have rendered. Officers are excluded from the Plan. A compensation charge of $42,355 was recorded in the Company's statement of operations for the six months ended June 30, 2006.

Common Stock Issued for Services
--------------------------------

During the period ended June 30, 2006, the Company issued 88,000,000 shares of common stock valued at $457,600 for services to be performed by outsourced providers of which 80,000,000 shares were issued in exchange for marketing consulting contract. The cost of these services is included as a compensation charge in the Company's statement of operations for the three months ended June 30, 2006.

During the period ended June 30, 2005, the Company issued 6,500,000 shares of common stock valued at $63,600 for services to be performed by outsourced providers. The cost of these services is included as a compensation charge in the Company's statement of operations for the six months ended June 30, 2005.

Common Stock Purchase Warrants Issued for Services
--------------------------------------------------

For the period ended June 30, 2006, there were 200,000,000 stock purchase warrants issued to marketing consultants as part of their compensation. The warrants were valued at $577,077 using the Black-Scoles pricing model with an exercise price of $0.002 - $0.0025.

During the period ended June 30, 2005, there were no stock purchase warrants issued.

NOTE 15 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that are not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of: shares issuable upon conversion of 6% convertible debentures which are due as of June 30, 2006 of 22,448,980 shares.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Forward-Looking Information

Statements in this Form 10-QSB Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-QSB Report.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations, pressures on our products, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB, except as required by law.

Overview
--------

The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2005.

Management's Discussion and Analysis

Our Business
------------

In May 1999, we incorporated in Georgia under the name PlanetLink Communications, Inc. for the purpose of providing international telecommunications and wireless services, principally in Georgia. Prior to the end of fiscal 2001, we directed our efforts toward satellite television services and products. During the fiscal years ended December 31, 2002 and 2003, we provided television services and consumer two-way, satellite-based Internet service through our dealership agreement with EchoStar Communications. Virtually all of our revenue during these periods was the result of the Echostar Agreement. In 2003, after four years of retail operations and an evolving business strategy, we moved away from store retailing to focus on developing satellite-enabled products based on Global Positioning Systems, or GPS, technology. In April 2004, we formed our subsidiary, PlanetTRAKS, Inc., a Nevada corporation whose headquarters are in San Antonio, Texas. PlanetTRAKS focuses on the satellite-based mobile asset management market. In the fourth quarter of 2004, we recorded our first sales from the TransTRAK product line.


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

Our Products
------------

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

Sales and Marketing
-------------------

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

We market the TransTRAK system through agent relationships in the USA. Our agents are authorized to sell TransTRAK at our prevailing rates and terms, and we reserve the right to change such rates and terms at our sole discretion. Agents use only our approved forms when ordering the TransTRAK system. Agents are only compensated for the customer contracts that are accepted by PlanetTRAKS. We may refuse to sell our products and services to any business or consumer for any reason, including the credit worthiness of a prospective customer.

We have had three key challenges in producing sales revenues. They are presence, credibility and funding.

Presence:
---------
Building the agent program and finding qualified agents who are interested in marketing the TransTRAK system has taken time. We now have what we believe is a strong program and we are aggressively looking for others. Growing and developing our agent program will continue to remain as one of our highest priorities in the upcoming year.

Credibility:
------------
Many potential customers question whether we will be able to support them for the term of their contract. We believe our credibility will be enhanced the longer we are in the markets we serve and the greater our reach into those markets. We intend to continue to develop a positive reputation in the markets we serve by providing on-going customer support and follow-up with customers.

Funding:
--------
Our growth has been hampered by a lack of funds required to effectively market TransTRAK. Advertising of any kind, public relations, and even an effective commission program are costly. We believe that it is most cost effective to present the TransTRAK product in an industry specific convention or trade show. We intend to increase our marketing budget, as funding permits, to enhance our image and brand name in the markets we serve.

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

Competition
-----------

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

Results of Operations

Sales - During the six-month period ended June 30, 2006 and 2005 we had sales of $146,996 as compared to $97,721, which represented a 50.4% increase over the same six-month period last year. The increase in sales for the six-month period ending June 30, 2006 over the same period last year was a result of our continued growth of our customer base.

Cost of Goods Sold - Cost of Goods sold during the six-month period ended June 30, 2006 and 2005 was $88,572 and $57,660, respectively. Gross profit during the six-month period ended June 30, 2006 and 2005 was $58,424 and $40,061, respectively. The gross profit percentage remains steady at 40% to 41%.

Operating Expenses - During the six-month period ended June 30, 2006 and 2005, we had a substantial increase in the compensatory element of stock and warrant issuances of $1,119,032 as compared to $154,142 during the same six-month period in 2005. The change was result of an increase in the stock and warrants awarded to consultants during the six-month period ended June 30, 2006 as compared to the same period in 2005. The cost to convert convertible debentures was $133,282 as of June 30, 2006 as compared to $0 as of June 30, 2005 when no convertible debentures were converted. Selling and general and administrative expenses were $259,783 and $662,492 for the periods ended June 30, 2006 and 2005, respectively. The significant decrease in cash outlay is a result of our efforts to streamline operations to conserve cash without sacrificing customer service. Depreciation expense was $89,118 and $86,535 for the periods ended June 30, 2006 and 2005.

Interest Expense - Interest expense was $73,830 and $82,241 for the periods ended June 30, 2006 and 2005. The decrease in interest expense for the period ended June 30, 2006 was the result of the conversion of $151,000 debentures in early February 2006.

Operating Loss - During the six-month period ended June 30, 2006 and 2005, we incurred operating losses of $1,616,621 and $945,349, respectively.

Liquidity and Capital Resources

At June 30, 2006 and December 31, 2005, our current liabilities exceeded current assets by $444,648 and $651,208, respectively. The decrease in excess liabilities resulted from the payment of $54,000 of accrued liabilities as well as the retirement of $154,000 convertible debentures. We generated a cash flow deficit from operations of $250,050 and $470,025 for the six months ended June 30, 2006 and 2005, respectively. Cash flow deficits from operating activities for the six months ended June 30, 2006 and 2005 were directly attributable to our not having a significant amount of revenues from operations. The fact that the cash flow deficit decreased during the first six months of 2006 compared to the same of 2005 is reflective of our efforts to control our expenses. The operating cash deficit decreased by $219,975 or 46.8% in 2006 over the same period in 2005. We generated $269,500 and $516,156 of cash from financing activities during the six months ended June 30, 2006 and 2005. In addition, as of June 30, 2005, we sold $25,000 of preferred stock. No preferred stock has been sold during the six months ended June 30, 2006.

Going Concern Opinion

We have limited capital resources and require additional funding to sustain our operations, accomplish our growth objectives and market our planned products and services. Our continued existence is dependent upon several factors, primarily our ability to attain a substantial base of subscribers to our web based mobile asset management system and to raise additional capital. We may not be successful in our efforts to generate operating cash flows through the execution of our business plan or be able to raise the capital we need to sustain our operations. As a result, our independent certified public accountants have stated in their report included in our December 31, 2005 Form 10-KSB, that we are dependent upon management's ability to develop profitable operations. This factor, among others, raises substantial doubt about our ability to continue as a going concern.

Future Capital Requirements

We have limited capital resources and require additional funding in order to sustain our operations, accomplish our growth objectives and market our planned products and services. Our continued existence is dependent upon several factors, including our ability to attain a substantial base of subscribers to our web based mobile assets management system and our ability to raise additional capital. Our dependence on alternative financing is expected to decrease over the next twelve months as we continue to market our mobile asset management system. Our business plan calls for increasing our subscriber revenue base through agent sales and national account sales. We also anticipate receiving income from our licensing agreement with Karta Technologies. Our plan also calls for continued vigilance in monitoring our expenses to utilize our limited resources effectively. There can be no assurance that we will be successful in our efforts to generate operating cash through the execution of our business plan or that we will be able to raise the capital required to sustain our operations. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Recent Developments

In addition to direct corporate sales, we are marketing TransTRAK through independent distributors who market complementary product offerings to prospective and existing customers. We are actively pursuing additional distributor relationships and this will continue to be a primary focus through this next quarter. We have a licensing agreement with Karta Technologies to allow them to market our TransTRAK product line worldwide. On May 8, 2006 we signed an agent agreement with a Texas firm, which has ten years of experience selling GPS products to the commercial market. Also we have been working with a Colorado firm which wants to combine our TransTRAK product with their video application.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

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

We capitalize certain costs associated with the development of our proprietary internal use software. Costs incurred to develop the software prior to the achievement of technological feasibility are expensed as incurred. Depreciation of internal use software costs commences when the related product become available for general release to track assets for our customers. The straight-line method of depreciation is used to compute depreciation with a useful life of five years

Our leasing operations consist of leasing GPS devices which operate in conjunction with our proprietary software to provide fleet management services to its customers. The operating leases are written for periods ranging from three to four years

Total depreciation expense for the six months ended June 30, 2006 and 2005 amounted to $89,118 and $86,535, respectively.

Long-Lived Assets
-----------------

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

Income taxes
------------

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

Certain Significant Risks and Uncertainties
-------------------------------------------

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash. Cash is held primarily in one financial institution and consists primarily of cash in bank accounts.

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

The difference between the fair market value and intrinsic value of stock options issued to employees during the three months ended June 30, 2006 and 2005 were insignificant to our financial statements

Net Loss per Common Share
-------------------------

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the periods ended June 30, 2006 and 2005, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

Item 3.  Controls and Procedures.

Evaluation of disclosure and controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer/Interim Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

      o We continue to monitor our financial reporting on a monthly basis to ensure that all transactions are properly recorded.

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


Item 2. Unregistered Sales of Equity Securities.

On February 8, 2006 we issued 8,000,000 shares of restricted common stock to our Edgar filing service valued at $12,000 as compensation for their services for 2006.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933, "Securities Act", registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated there under, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sales of securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits


    Exhibit
    -------
      No.                             Identification of Exhibit
      ---                             -------------------------
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

                                    PLANETLINK COMMUNICATIONS, INC.

Dated August 14, 2006
                                    By  /s/  M. Dewey Bain
                                      ------------------------------------------
                                      M. Dewey Bain,
                                      Chief Executive Officer and Interim Chief
                                      Financial Officer and Principal Accounting
                                      Officer