Form 10QSB
period 2006-09-30
PLANETLINK COMMUNICATIONS INC
filed 2006-11-14
CIK 1123845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No|X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2006, the issuer had 1,053,683,760 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION ..............................................F-1

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 2006
     (unaudited) and December 31, 2005.................................F-1 - F-2

Condensed Consolidated Statement of Operations as of
     September 30, 2006 and 2005.......................................F-3 - F-4

Condensed Consolidated Statement of Stockholders Equity
     as of September 30, 2006................................................F-5

Condensed Consolidated Statements of Cash Flows as of
     September 30, 2006 and 2005.............................................F-6

Notes to Condensed Consolidated Financial Statements..................F-7 - F-16

Item 2.  Management's Discussion and Analysis or Plan of Operations............1

Item 3.  Controls and Procedures...............................................5

PART II - OTHER INFORMATION....................................................6

Item 1.  Legal Proceedings.....................................................6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...........6

Item 3.  Defaults Upon Senior Securities.......................................6

Item 4.  Submission of Matters to a Vote of Security Holders...................6

Item 5.  Other Information.....................................................6

Item 6.  Exhibits..............................................................7

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                     ASSETS
                                                                          September 30,   December 31,
                                                                              2006            2005
                                                                          (Unaudited)       (Audited)
                                                                           ---------       ---------
Current Assets
   Cash                                                                    $ 105,588       $  27,782
   Accounts receivable, net of allowance for doubtful accounts
      of $15,000 at September 30, 2006 and December 31, 2005 (Note 6)         53,363          26,056
                                                                           ---------       ---------
                  Total Current Assets                                       158,951          53,838

Property and equipment (Note 7)
   Office Furniture & Fixtures                                                39,216          39,216
   Software                                                                  710,463         710,463
   Less accumulated depreciation                                            (313,460)       (201,268)
                                                                           ---------       ---------
                                                                             436,219         548,411
   Leased Equipment (Note 8)                                                  44,535          60,732
                                                                           ---------       ---------
                 Total Fixed Assets                                          480,754         609,143

Other Assets
   Deferred financing costs, net (Note 9)                                         --          32,805
   Deposits and other assets                                                  18,716          26,116
                                                                           ---------       ---------
                  Total Other Assets                                          18,716          58,921
                                                                           ---------       ---------
                 Total Assets                                              $ 658,421       $ 721,902
                                                                           =========       =========


            See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          September 30,      December 31,
                                                                              2006               2005
                                                                          (Unaudited)          (Audited)
                                                                         ------------       ------------
Current Liabilities
   Accrued expenses and accounts payable                                 $    111,370       $    161,768
   Loan payable - officer (Note 10)                                           292,260            349,594
   Convertible debentures, net (Note 11)                                           --            193,684
                                                                         ------------       ------------
        Total Current Liabilities                                             403,630            705,046

Long Term Liabilities
   Customer deposits                                                            5,919              2,575
                                                                         ------------       ------------
       Total Long Term Liabilities                                              5,919              2,575
                                                                         ------------       ------------
   Total Liabilities                                                          409,549            707,621

Commitments, Contingencies and Other Matters (Note 13)

Stockholders' Equity (Note 14)

   Preferred stock - $1.00 par value; 150,000,000 authorized;
      25,000 and -0- shares issued and outstanding at September 30,
      2006 and December 31, 2005, respectively                                 25,000             25,000
   Preferred stock - Series A; $0.001 par value; 50,000,000 shares authorized; 2,583,334 and -0- shares issued and outstanding
      at September 30, 2006 and December 31, 2005, respectively                 2,583                 --
   Common stock - $0.001 par value; 1,350,000,000 shares
     authorized as of September 30, 2006; 1,053,683,760 and
      586,504,078 shares issued and outstanding at  September 30,
     2006 and December 31, 2005,  respectively                              1,053,684            586,504
   Additional paid-in capital                                              16,902,357         15,175,761
   Accumulated deficit                                                    (17,734,752)       (15,772,984)
                                                                         ------------       ------------
      Total Stockholders' Equity                                              248,872             14,281
                                                                         ------------       ------------
   Total Liabilities and Stockholders' Equity                            $    658,421       $    721,902
                                                                         ============       ============


            See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                    2006                2005
                                                               -------------       -------------
Revenue                                                        $     248,660       $     139,956

Cost of Goods Sold                                                   152,331              77,085
                                                               -------------       -------------
Gross Profit                                                          96,329              62,871

Operating Expenses
     Compensatory element of stock and warrant issuances
        for selling, general and administrative expenses           1,284,341           1,755,060
     Compensatory elements of conversion of convertible
        debentures                                                   168,618             746,692
     Selling, general and administrative expenses                    378,009             957,358
     Depreciation                                                    133,941             130,991
                                                               -------------       -------------
               Total Operating Expenses                            1,964,909           3,590,101
                                                               -------------       -------------
               Operating Loss                                     (1,868,580)         (3,527,230)
                                                               -------------       -------------
Other Income (Expenses)
     Interest expense and amortized debt discount expense            (93,188)           (219,306)
                                                               -------------       -------------
     Total Other (Expense) Income                                    (93,188)           (219,306)
                                                               -------------       -------------
Loss Before Income Taxes                                          (1,961,768)         (3,746,536)
     Income taxes (Benefit)                                               --                  --
                                                               -------------       -------------
                            Net Loss                           $  (1,961,768)      $  (3,746,536)
                                                               =============       =============

     Loss per common share (Basic and assuming dilution)       $       (0.00)      $       (0.01)
                                                               =============       =============
     Weighted Average Number of Common Shares
        Outstanding, Basic                                       993,520,307         367,647,819
                                                               =============       =============


            See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                          September 30,
                                                                    2006                2005
                                                               -------------       -------------
Revenue                                                        $     101,665       $      42,235

Cost of Goods Sold                                                    63,759              19,425
                                                               -------------       -------------
Gross Profit                                                          37,906              22,810

Operating Expenses
     Compensatory element of stock and warrant issuances
        for selling, general and administrative expenses             165,309           1,600,916
     Compensatory elements of conversion of convertible
        debentures                                                    35,336             746,692
     Selling, general and administrative expenses                    118,227             294,869
     Depreciation                                                     44,823              44,456
                                                               -------------       -------------
               Total Operating Expenses                              363,695           2,686,933
                                                               -------------       -------------
               Operating Loss                                       (325,789)         (2,664,123)
                                                               -------------       -------------
Other Income (Expenses)
     Interest expense and amortized debt discount expense            (19,358)           (137,065)
                                                               -------------       -------------
     Total Other (Expense) Income                                    (19,358)           (137,065)
                                                               -------------       -------------
Loss Before Income Taxes                                            (345,147)         (2,801,188)
     Income taxes (Benefit)                                               --                  --
                                                               -------------       -------------
                            Net Loss                           $    (345,147)      $  (2,801,188)
                                                               =============       =============

     Loss per common share (Basic and assuming dilution)       $        0.00       $       (0.01)
                                                               =============       =============
     Weighted Average Number of Common Shares
        Outstanding, Basic                                       870,050,227         554,003,458
                                                               =============       =============


            See notes to condensed consolidated financial statements.

                  PLANETLINK COMMUNICATIONS, INC AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                           Preferred stock                     Common stock              Additional
                                  -------------------------------   -------------------------------       paid-in       Accumulated
                                        Shares          Amount            Shares           Amount         capital         deficit
                                  --------------   --------------   --------------   --------------  --------------  --------------
Balance -
   December 31, 2004                          --   $           --      208,516,804   $      208,516  $   12,545,930  $  (12,589,233)

Preferred stock
   purchased                              25,000           25,000               --               --              --              --
Common stock issued under
   employee stock
      incentive plan                          --               --       88,166,650           88,167         489,261              --
Common stock issued for
   services                                   --               --      161,000,000          161,000         665,500              --
Common stock issued under
  the stock award plan                        --               --       32,942,689           32,943         155,345              --
Common stock issued to
  convert debentures                          --               --       76,252,935           76,253         865,439              --
Exercise of common stock
   options                                    --               --       20,000,000           20,000         180,000              --
Stock returned to company               (375,000)            (375)            (375)
Warrants issued for services                  --               --               --               --         274,286              --
Net loss for the nine months
  ended December 31, 2005                     --               --               --               --              --      (3,183,751)
                                  --------------   --------------   --------------   --------------  --------------  --------------
Balance - December 31, 2005               25,000   $       25,000      586,504,078   $      586,504  $   15,175,761  $  (15,772,984)

Series A preferred stock
   purchased                           2,083,334            2,083               --               --          97,917              --
Series A preferred stock
   issued to repay debt                  500,000              500               --               --          79,500              --
Common stock issued for
   services                                   --               --       88,000,000           88,000         369,600              --
Common stock issued under
   the stock award plan                       --               --      104,627,150          104,627         145,037              --
Common stock issued to
   convert debentures                         --               --      116,552,532          116,553         283,465              --
Exercise of common stock options              --               --      158,000,000          158,000         174,000              --
Warrants issued for services             577,077          577,077
Net loss for the nine months
  ended September 30, 2006                    --               --               --               --              --      (1,961,768)
                                  --------------   --------------   --------------   --------------  --------------  --------------
                                       2,583,334            2,583      467,179,682          467,180       1,726,596      (1,961,768)
                                  --------------   --------------   --------------   --------------  --------------  --------------
Balance as of
   September 30, 2006                  2,608,334   $       27,583    1,053,683,760   $    1,053,684  $   16,902,357  $  (17,734,752)
                                  ==============   ==============   ==============   ==============  ==============  ==============


                                        Total
                                    stockholders'
                                       equity
                                  --------------
Balance -
   December 31, 2004              $      165,213

Preferred stock
   purchased                              25,000
Common stock issued under
   employee stock
      incentive plan                     577,428
Common stock issued for
   services                              826,500
Common stock issued under
  the stock award plan                   188,288
Common stock issued to
  convert debentures                     941,692
Exercise of common stock
   options                               200,000
Stock returned to company
Warrants issued for services             274,286
Net loss for the nine months
  ended December 31, 2005             (3,183,751)
                                  --------------
Balance - December 31, 2005       $       14,281

Series A preferred stock
   purchased                             100,000
Series A preferred stock
   issued to repay debt                   80,000
Common stock issued for
   services                              457,600
Common stock issued under
   the stock award plan                  249,664
Common stock issued to
   convert debentures                    400,018
Exercise of common stock options         332,000
Warrants issued for services
Net loss for the nine months
  ended September 30, 2006            (1,961,768)
                                  --------------
                                         234,591
                                  --------------
Balance as of
   September 30, 2006             $      248,872
                                  ==============


            See notes to condensed consolidated financial statements.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     2006               2005
                                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                     $(1,961,768)      $(3,746,537)
          Adjustments to reconcile net loss to
              net cash (used in) provided by operating activities:
                Compensatory elements of stock issuances                             707,264         1,755,060
                Value of common stock cancelled                                           --              (375)
                Conversion cost for convertible debentures                           168,618           746,692
                Warrants issued for services                                         577,077           274,286
                Amortization of deferred financing costs                              32,805            89,007
                Amortization of beneficial conversion feature                         41,639            90,256
                Depreciation                                                         133,941           130,991
          Changes in assets and liabilities
                Accounts receivable - (Increase)/Decrease                            (27,306)          (26,957)
                Other assets  - (Increase)/Decrease                                    7,400            23,632
                Accounts payable and accrued expenses - Increase/(Decrease)          (50,398)           86,769
                Officer note payable  - Increase/(Decrease)                           22,666            22,995
                Customer deposits  - Increase/(Decrease)                               3,344             2,100
                Convertible debentures  - Increase/(Decrease)                         (3,923)           16,554
                                                                                 -----------       -----------
          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (348,641)         (535,527)
                                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                              (5,553)          (79,809)
                                                                                 -----------       -----------
          NET CASH USED IN INVESTING ACTIVITIES                                       (5,553)          (79,809)
                                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of officer's loan                                                           --           (46,000)
    Proceeds from the exercise of employee stock options                                  --           537,156
    Proceeds from issuance of stock options                                          332,000           200,000
    Proceeds from purchase of preferred stock                                        100,000            25,000
                                                                                 -----------       -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                  432,000           716,156
                                                                                 -----------       -----------

                (DECREASE) INCREASE IN CASH                                           77,806           100,820
                CASH  - BEGINNING OF PERIOD                                           27,782            29,031
                                                                                 -----------       -----------
                CASH  - END OF PERIOD                                            $   105,588       $   129,851
                                                                                 ===========       ===========


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

In April 2004, PlanetLink formed a subsidiary, PlanetTRAKS, Inc. to focus on the satellite-based mobile asset management market, and in the same month, the TransTRAK product line was introduced to the market. TransTRAK is built around a simple, cost-effective hardware device that is placed in the vehicle. This device, coupled with the Company's proprietary software tracking system, a mapping component and the Internet, allows the user to actively monitor and manage virtually any type of mobile asset. This architecture has enabled us to quickly bring the service to market with the least amount of risk. The design of the system also facilitates the ability to rollout new features and services to vehicle tracking devices that are already in service. The result of this effort has established the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based. TransTRAK allows the owner of any vehicle to access a wide range of information regarding the vehicle's location and behavior through the Internet-enabled device.

In September 2006 PlanetLink formed a new subsidiary, Coin Wash Associates, Inc. in order to diversify its business portfolio and enter the coin laundry market which has traditionally had very strong cash flow.

NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2006 and 2005, the Company incurred net losses of $1,961,768 and $3,746,536, respectively. In addition, the Company used $348,641 and $535,527 of cash in its operations for the nine months ended September 30, 2006 and 2005, respectively.

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

The Company capitalizes certain costs associated with the development of its proprietary internal use software. Costs incurred to develop the software prior to the achievement of technological feasibility are expensed as incurred. Depreciation of internal use software costs commences when the related product become available for general release to track assets for our customers. The straight-line method of depreciation is used to compute depreciation with a useful life of five years

The Company's leasing operations consist of leasing GPS devices which operate in conjunction with its proprietary software to provide fleet management services to its customers. The operating leases are written for periods ranging from three to four years

Total depreciation expense for the nine months ended September 30, 2006 and 2005 amounted to $133,941 and $130,991, respectively.

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

The difference between the fair market value and intrinsic value of stock options issued to employees during the nine months ended September 30, 2006 and 2005 were insignificant to the Company's financial statements.

Net Loss per Common Share

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the periods ended September 30, 2006 and 2005, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

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

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after September 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows. The adoption of this pronouncement has not had a material effect on the Company's financial statements.

Reclassifications

Certain reclassifications have been made in prior period's financial statements to conform to classifications used in the current period.

NOTE 6 - ACCOUNTS RECEIVABLE

The Company's accounts receivable as of September 30, 2006 and December 31, 2005 consist of:

                                           September 30,   December 31,
                                               2006           2005
                                           (Unaudited)      (Audited)
                                             --------       --------
Accounts Receivable                          $ 68,363       $ 41,056
   less Allowance for Doubtful Accounts       (15,000)       (15,000)
                                             --------       --------
        Net Accounts Receivable              $ 53,363       $ 26,056
                                             ========       ========

The Company bills its customers and recognizes income following the guidelines of our revenue recognition policy following the guidelines of the Emerging Issues Task Force 00-21 ("EITF 00-21").

Management reviews its accounts receivable on a regular basis. If an account has a balance which is nine months old, it is the policy of the company to record an allowance for doubtful accounts. The Company will continue to pursue all collection efforts. If at a later date, the account is deemed uncollectible, the account balance will be written off.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - PROPERTY AND EQUIPMENT

The Company has three major categories of property and equipment: office furniture and fixtures, internal use software and leased equipment. The following details the components of the Company's property and equipment:

                                         September 30,     December 31,
                                             2006              2005
                                         (Unaudited)        (Audited)
                                          ---------         ---------
Office Furniture and Equipment            $  39,216         $  39,216
     less Accumulated Depreciation          (19,987)          (14,364)
Internal Use Software                       710,463           710,463
     less Accumulated Depreciation         (293,473)         (186,904)
Leased Equipment, net                        44,535            60,732
                                          ---------         ---------
              Total Fixed Assets          $ 480,754         $ 609,143
                                          =========         =========


Depreciation expense for the periods ending on September 30, 2006 and December 31, 2005 was 133,941 and $172,052, respectively

NOTE 8 - LEASED EQUIPMENT

The Company's lease equipment as of September 30, 2006 and December 31, 2005, respectively consist of the following:

                                                September 30,    December 31,
                                                    2006             2005
                                                 (Unaudited)       (Audited)
                                                  --------         --------
Leased Equipment                                  $ 89,810         $ 84,257
     less accumulated depreciation                 (45,275)         (23,525)
                                                  --------         --------
               Total Leased Equipment, net        $ 44,535         $ 60,732
                                                  ========         ========

The following is of the expected future operating lease rentals by year:

                        2006           2007           2008           2009
                        ----           ----           ----           ----
Future Rentals        $ 5,743        $18,731        $ 8,772        $   798

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9- DEFERRED FINANCING COSTS

Costs incurred in connection with the Company's sale of $395,000 of 6% Convertible Debentures (Note 11).

                                           For Periods Ended
                                      September 30,    December 31,
                                          2006             2005
                                       (Unaudited)       (Audited)
                                        --------         --------
Deferred financing costs                $ 32,805         $157,350
   Less Accumulated Amortization         (32,805)         124,545
                                        --------         --------
Deferred financing costs, net           $     --         $ 32,805
                                        ========         ========

During the period ended September 30, 2006, a total of $200,000 convertible debentures were converted from a debt instrument to stock which accelerated the amortization of the deferred financing costs on that portion of the financing cost attributable to the debentures converted.

Deferred financing costs are being amortized over the term of the Convertible Debentures, which is three years or until converted. Amortization of the deferred financing costs for nine months ended September 30, 2006 and 2005 amounted to $32,805 and $89,007, respectively. This cost is included as a component of interest expense.

NOTE 10 - LOAN PAYABLE - OFFICER

In 2003 the Company recorded a note due its current president in the amount of $307,438. The note, which bears interest at 10% per annum, is payable on demand. Interest expense on this note amounted to $7,420 and $7,581 as of September 30, 2006 and 2005, respectively.

                                                                           For Periods Ended
                                                                     September 30,      December 31,
                                                                          2006              2005
                                                                      (Unaudited)        (Audited)
                                                                       ---------         ---------
Demand note dated December 31, 2003 due to the Company's
   President that accrues interest at 10% per annum, beginning
   January 1, 2003                                                     $ 307,438         $ 307,438
Note forgiven for preferred stock                                        (80,000)               --
Previously accrued interest outstanding                                   42,156            57,412
Amounts repaid                                                                --           (46,000)
Accrued interest as of September 30, 2006 and December 31, 2005           22,666            30,744
                                                                       ---------         ---------
         Loan Payable - Officer                                        $ 292,260         $ 349,594
                                                                       =========         =========

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

During the nine-month period ending September 30, 2006, there were four requests from the debenture holders for redemption. The holders of the Debentures have the right to convert their debentures plus accrued interest into shares of the Company's common stock at 70% of the lowest bid price (as reported by Bloomberg) for the twenty consecutive trading days immediately preceding the date of conversion. As per the formula in the agreement the Company issued the following stock to retire the debentures:

                            Value of         Interest on          Number of
                            Retired            Retired             Shares
         Date              Debenture          Debenture            Issued
      -----------         -----------        -----------        -----------

    February, 2006        $   151,000        $    20,400         78,229,115
    June, 2006                  3,000              2,500          3,688,799
    July, 2006                 23,000              4,500         15,714,285
    August, 2006               23,000              4,000         18,920,333
                          -----------        -----------        -----------

    Total retired         $   200,000        $    31,400        116,552,532
                          ===========        ===========        ===========

The conversion cost of this debenture redemption was $168,618, the fair market value of the stock above the debentures redeemed.

The intrinsic value of the beneficial conversion feature in each of the above Debenture issuances was being amortized over the term of the Debentures, which is three years. The Company recorded $41,639 and $90,256 of accretion during the nine months ended September 30, 2006 and 2005, respectively. This cost is included as a component of interest expense in the accompanying statement of operations and includes the accelerated amortization of the beneficial conversion feature for the converted debentures.

The Debentures were redeemable by the Company, in whole or in part, at the Company's option, at 120% of the then outstanding principal amount of the Debentures. If the redemption occurs more than six (6) months from the date of the individual closings the redemption shall be set at 125%. If the redemption occurs more than one (1) year from the date of individual closings the amount will be set at 131%. The issuers shall give ten (10) days written notice of intent to redeem the Debentures in whole or in part, during which period no conversions shall be permitted. All Debentures were retired as of September 30, 2006.

Accrued interest under the Debentures may be paid in cash or common stock upon maturity at 70% of the then fair market value. All accrued interest due under these Debentures was paid in stock.

In connection with this private placement, the Company issued to the placement agent 2,000,000 shares of common stock valued at $96,000 and incurred $61,350 of other debt issuance costs. Such amounts were included in Deferred Financing Costs (Note 9). All Deferred Financing Costs have been amortized as of September 30, 2006.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 12 - INCOME TAXES

Due to the Company's loss position and the recording of a valuation allowance against any deferred tax asset, there is no income tax provision for the three months ended September 30, 2006 and 2005.

NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Legal Disputes

As of this report, there are no other known, threatened or pending legal proceedings against the Company.

Office Rental

During the second quarter of 2004 the Company relocated its headquarters to San Antonio, Texas, where it acquired 1001 square feet of office space. The lease was for a period of one year expiring April 30, 2005 at a rate of $1,152 per month rent. The Company renewed its lease for its corporate headquarters effective May 1, 2005 for an additional year; the lease was further extended until January 31, 2007.

NOTE 14 - STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2006 and December 31, 2005, the Company had 25,000 shares outstanding of preferred stock with a par value of $1.00 per share.

In May 2006 the Company filed an amendment to its Articles of Incorporation, which authorized 50,000,000 shares of Series A preferred stock at a par value of $0.001 per share. During the period ended September 30, 2006 the Company sold 2,083,334 shares of Series A preferred stock for $100,000. The Company also issued 500,000 shares of Series A preferred stock to the Company's current Chief Executive Officer to retire $80,000 of the note which the Company owes him.

Employee Stock Incentive Plan

In January 2004, the Company established the 2004 employee stock incentive Plan (the "2004 Plan"). The Plan is intended to provide employees who make significant contributions to the long-term growth of the Company with equity-based compensation incentives. The 2004 Plan provisions are substantially the same as the 2003 Plan provisions. No options can be issued to officers under the 2004 Plan. Stock options granted to employees under the Plans have exercise prices of not less than 85% of the fair market value of the underlying common stock on the date of grant.

The Company applies APB No. 25 and related interpretations in accounting for its plans and options granted under stock option agreements. Accordingly, compensation cost for options issued to employees is recognized for options that are granted with exercise prices that are less than the fair market value of the underlying stock at the date of grant.

During the nine months ended September 30, 2006 there were no options granted to employees under an Employee Stock Incentive Plan. During the nine months ended September 30, 2005, the Company granted an aggregate of 88,166,650 stock options to employees with exercise price of 95% of the fair market value of the underlying common stock. The intrinsic value of these options, which amounted to $40,272, is included in compensatory element of stock based compensation in the Company's statement of operations for the nine months ended September 30, 2005. All employees who were granted stock options under the employee stock incentive plan elected to immediately exercise them in cashless exercise transactions.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Employee Stock Award Plan

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

During the nine months ended September 30, 2006, the Company issued 12,000,000 shares of common stock to consultants or independent contractors under the 2005 Stock Award Plan. A compensation charge of $42,000 was recorded in the Company's statement of operations for the nine months ended September 30, 2006.

During the nine months ended September 30, 2005, the Company issued 32,942,689 shares of common stock to employees or consultants under the 2005 Stock Award Plan. A compensation charge of $188,288 was recorded in the Company's statement of operations for the nine months ended September 30, 2005.

In May 2006, the Company established the 2006 Stock Award Plan (the "2006 Plan"). This Plan awards employees, consultants or independent contractors with Company common stock equal to the value of the services they have rendered. Officers are excluded from the Plan. Under the 2006 Plan 92,627,150 shares of common stock were issued during the nine month period ending September 30, 2006. A compensation charge of $207,664 was recorded in the Company's statement of operations for the nine months ended September 30, 2006.

Common Stock Issued for Services

During the period ended September 30, 2006, the Company issued 88,000,000 shares of common stock valued at $457,600 for services to be performed by outsourced providers of which 80,000,000 shares were issued in exchange for marketing consulting contract. The cost of these services is included as a compensation charge in the Company's statement of operations for the nine months ended September 30, 2006.

During the period ended September 30, 2005, the Company issued 161,000,000 shares of common stock valued at $826,500 for services to be performed by outsourced providers of which 145,000,000 shares were issued in exchange for a marketing consulting contract. The cost of these services is included as a compensation charge in the Company's statement of operations for the nine months ended September 30, 2005.

Common Stock Issued for a Performance Plan

During the period ended September 30, 2005 the President and Chief Executive Officer acquired 140,000,000 shares of restricted common stock valued at $700,000 contingent upon meeting specified targets set forth in the Performance Plan Agreement. The contract provides that the Company must have either a net profit of $1,500,000 for the year ending December 31, 2005 or $5,000,000 of revenues for the year ending December 31, 2005. In the event that neither of those performance criteria are met, the 140,000,000 shares must be returned to the Company within three business days. The Company provided the securities to Mr. Bain pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (Transactions by an issuer not involving any public offering). In accordance with the contract, the certificate for the shares was appropriately legended and, although issued, was held in escrow until the Company could determine whether either of the goals set forth in the Agreement with Mr. Bain had been satisfied. On December 28, 2005, Mr. Bain returned the 140,000,000 shares to the Company as he did not meet the performance criteria set forth in the Agreement.

                 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Common Stock Purchase Warrants Issued for Services

For the period ended September 30, 2006, there were 200,000,000 stock purchase warrants issued to marketing consultants as part of their compensation. The warrants were valued at $577,077 using the Black-Scholes pricing model with an exercise price of $0.002 - $0.0025.

For the period ended September 30, 2005 there were 60,000,000 stock purchase warrants issued to marketing consultants as part of their compensation for period of one year. The warrants were valued at $274,286 using the Black-Scholes pricing model with an exercise price of $0.01.

NOTE 15 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future that are not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. There are no shares issuable as of September 30, 2006 which could potentially dilute basic earnings per share.

NOTE 16 - RELATED PARTY TRANSACTIONS

As discussed in Note 10, the Company recorded a note due its current president in the amount of $307,438 in 2003. The note, which bears interest at 10% per annum, is payable on demand. Interest expense on this note amounted to $7,420 and $7,581 as of September 30, 2006 and 2005, respectively.

As discussed in Note 14, the Company issued 500,000 shares of Series A preferred stock to the Company's current Chief Executive Officer to retire $80,000 of the note which the Company owes him.

On October 16, 2006 Amy Trombly was appointed as a director of the Company. Ms. Trombly has been retained by the Board as corporate counsel.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including: our ability to continue as a going concern, adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs, customer acceptance of our products or difficulties related to our integration of the businesses we may acquire; and other risks described in our annual report on Form 10-KSB and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

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

In September 2006 we formed a new subsidiary, Coin Wash Associates, Inc. in order to diversify our business portfolio and enter the coin laundry market which has traditionally had very strong cash flow. Part of our strategy is to grow the company by acquisition. No acquisition in this business segment has been made as of the date of this report.

Results of Operations

Sales - During the nine-month period ended September 30, 2006 and 2005 we had sales of $248,660 as compared to $139,956, which represented a 77.7% increase over the same nine-month period last year. The increase in sales for the nine-month period ending September 30, 2006 over the same period last year was a result of the continued growth of our customer base.

Cost of Goods Sold - Cost of Goods sold during the nine-month period ended September 30, 2006 and 2005 was $152,331 and $77,085, respectively. Gross profit during the nine-month period ended September 30, 2006 and 2005 was $96,329 and $62,871, respectively.

Operating Expenses - During the nine-month period ended September 30, 2006 and 2005, we had a decrease in the compensatory element of stock and warrant issuances of $1,284,341 as compared to $1,755,060 during the same nine-month period in 2005. The change was the result of a decrease in the stock and warrants awarded to consultants during the nine-month period ended September 30, 2006 as compared to the same period in 2005. The cost to convert convertible debentures was $168,618 as of September 30, 2006 as compared to $746,692 as of September 30, 2005. Selling and general and administrative expenses were $378,009 and $957,358 for the periods ended September 30, 2006 and 2005, respectively. The significant decrease in cash outlay is a result of our efforts to streamline operations to conserve cash without sacrificing customer service. Depreciation expense was $133,941 and $130,991 for the periods ended September 30, 2006 and 2005.

Interest Expense - Interest expense was $93,188 and $219,306 for the periods ended September 30, 2006 and 2005. The decrease in interest expense for the period ended September 30, 2006 was the result of the conversion of $195,000 of the debentures in the third quarter, 2005 and the conversion of the remainder of the debentures as of September 30, 2006. $151,000 of the $200,000 debentures which were converted as of September 30, 2006 were converted in February, 2006. This resulted in a significant interest savings.

Operating Loss - During the nine-month period ended September 30, 2006 and 2005, we incurred operating losses of $1,961,768 and $3,746,536, respectively.

Liquidity and Capital Resources

At September 30, 2006 and December 31, 2005, our current liabilities exceeded current assets by $244,679 and $651,208, respectively. The decrease in excess liabilities resulted from the payment of $50,398 of accrued liabilities, the retirement of $200,000 convertible debentures and the retirement of $80,000 of the Officer Note Payable. We generated a cash flow deficit from operations of $348,641 and $535,527 for the nine months ended September 30, 2006 and 2005, respectively. Cash flow deficits from operating activities for the nine months ended September 30, 2006 and 2005 were directly attributable to our not having a significant amount of revenues from operations. The fact that the cash flow deficit decreased during the first nine months of 2006 compared to the same period of 2005 is reflective of our efforts to control our expenses. The operating cash deficit decreased by $186,886 or 34.9% in 2006 over the same period in 2005. We generated $432,000 and $716,156 of cash from financing activities during the nine months ended September 30, 2006 and 2005. As of September 20, 2006 $100,000 was from the sale of Series A preferred stock. During the nine-month period ended September 30, 2005 we sold $25,000 of preferred stock.

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

Recent Developments

In addition to direct corporate sales, we are marketing TransTRAK through independent distributors who market complementary product offerings to prospective and existing customers. We are actively pursuing additional distributor relationships and this will continue to be a primary focus through this next quarter. We have a licensing agreement with Karta Technologies to allow them to market our TransTRAK product line worldwide. On May 8, 2006 we signed an agent agreement with a Texas firm, which has ten years of experience selling GPS products to the commercial market. Also we have been working with a Colorado firm which wants to combine our TransTRAK product with their video application. In September 2006 we formed a new subsidiary, Coin Wash Associates, Inc. in order to diversify our business portfolio and enter the coin laundry market which has traditionally had very strong cash flow. Part of our strategy is to grow the company by acquisition. No acquisition in this business segment has been made as of the date of this report.


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

We capitalize certain costs associated with the development of our proprietary internal use software. Costs incurred to develop the software prior to the achievement of technological feasibility are expensed as incurred. Depreciation of internal use software costs commences when the related product become available for general release to track assets for our customers. We use the straight-line method of depreciation to compute depreciation with a useful life of five years

Our leasing operations consist of leasing GPS devices which operate in conjunction with our proprietary software to provide fleet management services to our customers. The operating leases are written for periods ranging from three to four years.

Total depreciation expense for the nine months ended September 30, 2006 and 2005 amounted to $133,941 and $130,991, respectively.

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

The difference between the fair market value and intrinsic value of stock options issued to employees during the nine months ended September 30, 2006 and 2005 were insignificant to our financial statements

Net Loss per Common Share

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the periods ended September 30, 2006 and 2005, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. We do not believe the adoption of this Statement will have any immediate material impact on the Company.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after September 15, 2005. We have assessed the implications of this revised standard and determined that since the value of stock given for options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans has been recorded using the fair value method there will be no significant changes due to the adoption of this standard.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after September 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows. The adoption of this pronouncement has not had a material effect on our financial statements.

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


Item 2. Unregistered Sales of Equity Securities.

On September 15, 2006, we issued 500,000 shares of Series A preferred stock to our current Chief Executive Officer M. Dewey Bain, an accredited investor, to retire $80,000 of the note which we owe him.

On September 15, 2006 we issued 1,041,667 shares of Series A preferred stock to Sean Fulda, an accredited investor, for $50,000.

On September 15, 2006 we issued 1,041,667 shares of Series A preferred stock to Michael Fulda, an accredited investor, for $50,000.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits


        Exhibit No.     Identification of Exhibit
        -----------     -------------------------

            3.1 Articles of Incorporation (included as Exhibit 3(ii) to the Registration Statement on Form 10-SB/12g filed October 12, 2000 and incorporated herein by reference).

            3.2 Amended and Restated Articles of Incorporation (included as Exhibit 3.1 (I) on Form 8-K filed January 11, 2006 and incorporated herein by reference).

            3.3 By-laws (included as Exhibit 3(i) to the Registration Statement on Form 10-SB/12g filed October 12, 2000 and incorporated herein by reference).

            3.4         Amended and Restated By-laws (included as Exhibit 3.1
                        (I) to the Form 8-K filed January 11, 2006 and incorporated herein by reference).

            3.5 Articles of Amendment of the Company, dated January 11, 2006 (included as Exhibit 3.1 to the Form 8-K filed August 29, 2006 and incorporated herein by reference).

            10.1 Lease Agreement between the Company and Joy Unlimited, dated May 1, 2005 (included as Exhibit 10.1 to the Form 10-KSB filed March 30, 2006 and incorporated herein by reference).

            10.2 Licensing Agreement between the Company and Karta Technology, dated March 1, 2005 (included as Exhibit
                        10.2 to the Form 10-KSB filed March 30, 2006 and incorporated herein by reference).

            10.3 Agreement between the Company and Cingular Wireless, dated August 18, 2005 (included as Exhibit 10.3 to the Form 10-KSB filed March 30, 2006 and incorporated herein by reference).

            10.4 Contract between the Company and Mapquest, dated March 1, 2005 (included as Exhibit 10.4 to the Form 10-KSB filed on March 30, 2006 and incorporated herein by reference).

            14.1 Code of Ethics (included Exhibit 14 to the Form 10-KSB/A filed February 28, 2005 and incorporated herein by reference).

            31.1 Certification of M. Dewey Bain, Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of M. Dewey Bain, Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PLANETLINK COMMUNICATIONS, INC.

Dated November 14, 2006

                                  By  /s/  M. Dewey Bain
                                      ------------------------------------------
                                      M. Dewey Bain,
                                      Chief Executive Officer and Interim Chief
                                      Financial Officer and Principal Accounting
                                      Officer