Form 10KSB
period 2006-12-31
PLANETLINK COMMUNICATIONS INC
filed 2007-05-17
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

 FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NO. 000-31763

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
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $280,741.

As of March 21, 2007, the aggregate market value of the issuer's common stock held by non-affiliates was $537,880.68 (based on the closing price of $0.0005 per share of common stock on March 21, 2007, as reported by the Over-the-Counter Bulletin Board).

State the number of shares outstanding of each of the issuer's classes of common stock as of March 21, 2007: 1,093,683,760

Documents incorporated by reference: None.

PLANETLINK COMMUNICATIONS, INC.
FORM 10-KSB

PART I

FORWARD LOOKING STATEMENTS DISCLAIMER

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below in our “Risk Factor” section, elsewhere in this report and in our SEC filings from time to time. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

ITEM 1. DESCRIPTION OF BUSINESS

HISTORICAL DEVELOPMENT

In May 1999, we incorporated in Georgia under the name PlanetLink Communications, Inc. for the purpose of providing international telecommunications and wireless services, principally in Georgia. Prior to the end of fiscal 2001, we directed our efforts toward satellite television services and products. During the fiscal years ended December 31, 2002 and 2003, we provided television services and consumer two-way, satellite-based Internet service through our dealership agreement with EchoStar Communications. Virtually all of our revenue during these periods was the result of the Echostar Agreement. In 2003, after four years of retail operations and an evolving business strategy, we moved away from store retailing to focus on developing satellite-enabled products based on Global Positioning Systems, or GPS, technology. In April 2004, we formed our subsidiary, PlanetTRAKS, Inc., a Nevada corporation whose headquarters is in San Antonio, Texas. PlanetTRAKS focuses on the satellite-based mobile asset management market. In the fourth quarter of 2004, we recorded our first sales from the TransTRAKS product line.

In September 2006, we formed a new subsidiary, Coin Wash Associates, Inc., a Florida corporation, in order to diversify our business portfolio and enter the coin laundry market which has traditionally had very strong cash flow. Part of our strategy was to grow our Company by acquisition. Coin Wash Associates was incorporated to acquire coin laundry facilities in the southeastern part of the United States. The acquisition of Heavenly Suds, a coin laundry facility in Oakland Park, Florida was accomplished with cash. The transaction closed on November 15, 2006. We are currently reevaluating our business plans and acquisition policy. In an agreement dated March 29, 2007, we agreed to transfer to Sean Fulda, a majority investor in the Company, all rights in Coin Wash Associates, Inc., including all of the assets and liabilities within 30 days from closing. The net assets of Coin Wash Associates, Inc., $48,117, are included as assets held for sale in the accompanying balance sheet, as of December 31, 2006.

In the fourth quarter of 2006, we determined to wind down our PlanetTRAKS operations due to lack of capital. As a result, at December 31, 2006, we were no longer seeing new accounts. However, we continue to service our existing portfolio of accounts.

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

MapQuest.com, Inc. provides our map data. We have a contract with Mapquest that renews annually. The contract provides mapping services to us based on our specific geographic needs. Our current contract covers all of the continental United States.

Cingular Wireless, LLC provides our wireless data services under a contract which renews annually. Our current contract provides for different levels of wireless coverage and data transmission depending upon the customer's needs. This pricing model provides us with the greatest flexibility to meet customer demands.

CUSTOMERS

In the fourth quarter of 2006, we stopped seeking new customers. Our existing customers cover a range of industries with the common thread being that each customer has a fleet of vehicles. We have found demand for TransTRAK in the moving and storage industry, various types of transportation companies and service providers to the public.

We have established a position in certain markets because of our reputation. It is our experience that when we provide our services to customers in a particular market, others within that market become aware of our TransTRAK product from the testimonials of these customers within that market. We believe that these testimonials strengthen our reputation and make it more likely a potential customer will purchase our products.

We receive repeat business from our existing customers. Customers typically place an initial order to try our TransTRAK product and services and subsequently reorder additional units when the customer finds that the TransTRAK product performs to their satisfaction. We believe this pattern establishes that customers are pleased with our TransTRAK product and services.

SALES AND MARKETING

In the fourth quarter of 2006, we stopped our sales and marketing activities. The primary market for our products and services has been commercial customers who utilize our products to improve their operations. We market TransTRAK to businesses that are interested in managing their rolling assets, controlling transportation expenses and monitoring employee productivity. We believe some of our potential markets are:

•	Wholesale/Retail Delivery fleets;

•	Landscape Contractors,

•	Towing Companies;

•	Plumbing and Electrical Contractors;

•	Utility and Service Fleets;

•	Heating and A/C Contractors;

•	Cattle Hauling Companies; and

•	Local Moving and Pest Control Companies.

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

RESEARCH AND DEVELOPMENT

In September 2003, we developed a strategic alliance with San Antonio, Texas-based Karta Technologies, Inc. to lead the research and development effort for our satellite-enabled products. The vehicle tracking system was developed to be as simple as possible, utilizing the Internet, a mapping component, our proprietary software and a GPS device. This architecture has enabled us to bring the service to market with the least amount of risk. The design of the system also facilitates the ability to roll out new features and services to vehicle tracking devices that are already in service. The result of this effort has established the technical foundation on which an integrated portfolio of personal and asset tracking products and services may be based.

We spent $0 in fiscal year 2006 and $12,781 in fiscal year 2005, respectively, on capitalized costs of our proprietary TransTRAK software. In 2005 we outsourced specific customer requests to Karta Technologies. In 2006, these customer service functions were returned to PlanetTRAKS.

EMPLOYEES

As of December 31, 2006, we had one full-time employee.

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

Many of our competitors still provide legacy systems that use more expensive hardware components and data networks. While some of these companies have the ability to adapt and offer newer technologies, we believe we are positioned favorably to compete in the mobile asset management market. We compete by:

•	coming to market early with a product that is designed to leverage the latest advancements in technologies;

•	catering to a broader customer base;

•	catering to customers who are currently dissatisfied with the products and services they are receiving from the larger companies.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

WE ARE NOT CURRENTLY SEEKING NEW BUSINESS IN OUR PLANETTRAKS SUBSIDIARY AND WE HAVE AGREED TO SELL OUR COIN WASH ASSOCIATES SUBSIDIARY AND IF WE DO NOT FIND A WAY TO GENERATE REVENUES OUR BUSINESS WILL FAIL.

Due to lack of capital, we have stopped seeking new customers in our PlanetTRAKS subsidiary and are currently only managing our existing portfolio of customers. On March 29, 2007, we agreed to sell our Coin Wash Associates subsidiary. We entered into a Letter of Intent on March 29, 2007 with Pluginz, LLC. However, as of May 15, 2007, that transaction has not yet closed. If we do not successfully change our business model and generate revenues, our business will fail.

WE NEED ADDITIONAL CAPITAL TO GROW AND SUPPORT OUR LONG TERM BUSINESS PLAN AND, IF WE CAN NOT OBTAIN SUCH CAPITAL, WE MAY BE REQUIRED TO CHANGE OUR BUSINESS PLAN.

We need additional capital to facilitate our business plan. It is likely we will have to seek additional financing through future public or private sales of our securities, including equity securities. Such funds may not be available when needed, or on terms acceptable to us, or at all. Additionally, any issuance of equity securities will result in dilution to existing stockholders. If adequate funds are not available, we may be required to change our future strategies and our business may fail.

OUR INDEPENDENT AUDITORS HAVE STATED THAT THERE IS SUBSTANTIAL DOUBT THAT WE CAN CONTINUE AS A GOING CONCERN AND IF WE DO NOT CONTINUE AS A GOING CONCERN YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

Our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements for the fiscal year ended December 31, 2006. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time that we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements.

We expect to incur significant capital expenses in pursuing our development and acquisition strategy plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds in the near future. While we hope we will be able to generate funds necessary to maintain our operations, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business model plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of revenues, there is a substantial doubt of our being able to continue as a going concern.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2005 and 2006, our common stock was sold and purchased at prices that ranged from a high of $0.03 to a low of $0.0005 per share. The inability to sell your shares may substantially increase your risk of loss because of such illiquidity since the price for our common stock may suffer greater declines due to its price volatility.

The price of our common stock that will prevail in the market may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•	Variations in our quarterly operating results;

•	The development of a market in general for our products and services;

•	Changes in market valuations of similar companies;

•	Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major customer or failure to complete significant transactions;

•	Additions or departures of key personnel; and

•	Fluctuations in stock market price and volume.

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

Moreover, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management’s attention and resources, which could have a further negative effect on your investment in our stock.

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

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING OUR SECURITIES DIFFICULT WHICH MAY MAKE OUR STOCK LESS LIQUID AND MAKE IT HARDER FOR INVESTORS TO BUY AND SELL OUR SHARES.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to: deliver a standardized risk disclosure document prepared by the SEC; provide the customer with current bid and offers quotations for the penny stock; explain the compensation of the broker-dealer and its salesperson in the transaction; provide monthly account statements showing the market value of each penny stock held in the customer's account; make a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser's; and provide a written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.

ITEM 2. DESCRIPTION OF PROPERTY

On September 30, 2006 we moved our offices to premises owned and controlled by our President/Chief Executive Officer. There is no charge to the Company to use this space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 5, 2007, we held our annual meeting of shareholders in Atlanta, Georgia. The total number of shares outstanding as of the record date of January 29, 2007 was 1,093,683,760. The total number of shares represented either in person or by proxy was 2,034,524,815. The following matters were voted on at the meeting:

• The election of our Board of Directors for the upcoming year: M. Dewey Bain, James T. Crane and Amy M. Trombly were elected by a majority of the shares represented as follows:

•	M. Dewey Bain - 2,019,704,634 For; 14,820,181 Withheld;

•	James T. Crane - 2,020,088,744 For; 14,436,071 Withheld; and

•	Amy M. Trombly - 2,019,871,544 For; 14,653,271 Withheld.

• A proposal to increase the total number of authorized shares to 5,000,000,000, of which 150,000,000 was to be designated as preferred stock. Authorized common shares of stock would increase from 1,350,000,000 to 4,850,000,000. The proposal passed by a vote of 1,345,072,705 - For; 55,423,133 - Against; and 7,486,957- Abstain.

• A proposal to authorize the Company to effect a reverse split of our common stock in the range of 50:1 to 150:1, as determined in the sole discretion of our Board of Directors. The proposal passed by a vote of 1,930,647,485 - For; 88,602,935 - Against; and 15,274,393 - Abstain.
Each of the above proposals was passed by our stockholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "PLKC.OB." Our stock was not actively traded until August 2002, and the following table sets forth, for the fiscal quarters indicated, the high and low sales prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	HIGH	LOW
2005 FISCAL YEAR
First Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.01
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.02	$0.01

2006 FISCAL YEAR
First Quarter	$0.0076	$0.0029
Second Quarter	$0.0045	$0.0003
Third Quarter	$0.0044	$0.0012
Fourth Quarter	$0.0016	$0.0005

Dividends

Since our inception, we have not paid dividends on our common stock. We do not expect to pay dividends on our common stock in the foreseeable future; rather we intend to retain any earnings for use in our business activities.

Holders

As of March 21, 2007 there were approximately 93 stockholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

RECENT SALES OF UNREGISTERED SECURITIES

We had no sales of unregistered securities during the fourth quarter of 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Annual Report on Form 10-KSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $2,436,483 and $3,183,751 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, we had a working capital deficit of $488,690 as compared to a working capital deficit of $651,208 as of December 31, 2005. In addition, as of December 31, 2006, we had not yet developed a substantial revenue stream to meet our ongoing cash flow needs.

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

CRITICAL ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets which range from five to seven years. Depreciation on our internal use software is computed using the straight-line method for five years. We also lease assets to our customers. Leased assets are amortized on a straight-line basis over a three-year period. We capitalize certain costs associated with the development of our proprietary internal use software. Costs incurred to develop the software prior to the achievement of technological feasibility were expensed as incurred. Amortization of internal use software costs commences when the related product become available for general release to track assets for our customers. The straight-line method of depreciation is used to compute depreciation with a useful life of five years. As discussed in Note 3 to the financial statements, we recorded an impairment loss as of December 31, 2006, on the internally developed software costs of $312,742. We determined an impairment loss existed when our board of directors determined it would permanently suspend further expansion of our GPS subsidiary in January 2007.

Our leasing operations consist of leasing GPS devices which operate in conjunction with our proprietary software to provide fleet management services to our customers. The operating leases are written for periods ranging from three to four years.

Total depreciation expense, which is inclusive of amortization expense, for the years ended December 31, 2006 and 2005 was $162,275 and $172,052, respectively.

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

There were no impairment charges for long-lived assets in 2005 while an impairment loss of $312,742 was recorded for 2006 for the impairment of our internally developed software costs.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. We periodically review our trade receivables in determining our allowance for doubtful accounts.

Income Taxes

We use the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. We record a valuation allowance for any deferred tax allowance that we believe will not be realized.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, we recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that our Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on our consolidated financial position and results of operations was not significant.

We recognize revenue for the services that we provide in the following manner:

1. All revenue for the sale of devices plus their installation, and shipping costs is recognized upon installation of the device.

2. Internal Lease Revenue is recognized when billed to the customer on a monthly basis.

3. Revenue from monitoring services is billed to the customer on a monthly basis on the 15th of the month for the following month.

Internal Use Software Costs

Internal use software costs include expenses we incurred for research, design and development of our proprietary technology.

Advertising

We expense all advertising costs as incurred. Advertising expense charged to operations amounted to $0 and $8,907 for the years ended December 31, 2006 and 2005, respectively.

Net Loss per Common Share

We utilize SFAS No. 128, “Earnings per Share” to calculate earnings/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders).

Stock-Based Compensation

We applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25,  Accounting for Stock Issued to Employees , and related Interpretations in accounting for those plans through June 30, 2005.

In December 2004, FASB issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective July 1, 2005, SFAS 123(R) we adopted SFAS 123(R), which requires us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which allows the preparer of financial statements to elect fair value measurement of a financial instrument at time of acquisition, issuance, or a remeasurement event so that similar instruments are accounted for similarly regardless of their form.  This applies to all financial instruments acquired or issued by the entity beginning fiscal year 2007. We do not expect this accounting pronouncement will have a material effect on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  This applies to any future servicing assets and servicing liabilities beginning fiscal year 2007. We do not expect this accounting pronouncement will have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, whose purpose is to increase consistency and comparability of fair value estimates by: defining fair value, establishing a framework for measuring fair value; and expanding disclosure of fair value measurements. The pronouncement applies to other accounting pronouncements that require or permit fair value measurements. The statement emphasizes that fair value is a market based measurement other than an entity based. This applies to all financial instruments acquired or held by the Company beginning in fiscal 2008. We do not expect this accounting pronouncement will have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plan”, whose purpose is to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan, other than a multiemployer plan, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur. The Statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exception. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We do not expect this accounting pronouncement will have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to classifications used in the 2006 financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2006 TO THE YEAR ENDED DECEMBER 31, 2005

Operations: In 2006, we had $280,741 of revenue with associated costs of goods sold of $200,042 resulting in a gross profit of $80,699. In 2005, we had gross revenues of $178,113 with associated costs of goods sold of $99,237 resulting in a gross profit of $78,876. We invested heavily in a marketing program to drive expansion of the GPS business in both 2005 and 2006. Our marketing program increased our revenues, however it was very costly.

Stock-based compensation: Total stock-based compensation was $1,370,324 in 2006 as compared to $1,329,346 in 2005. We paid for the majority of our marketing resources through the issuance of our common stock to consultants for services rendered and for employees, as part of an incentive-laden marketing plan.

Selling and administrative expenses: Our selling and administrative expenses in 2006 totaled $568,660 as compared to $1,521,050 in 2005. These costs were primarily associated with the development of a marketing infrastructure. In 2005, we expanded our consulting relationships to refine our sales and marketing infrastructure. We attended trade shows for vertical market segments that have the potential to utilize GPS vehicle tracking and made contacts with corporate franchisors and recruited additional experienced sales personnel to expedite the sales process. Throughout 2006, we continued to pursue sales through marketing relationships we developed in recent years. However, in 2006, management and our board of directors committed less funding towards the expansion as the results of these efforts were not as fruitful as originally anticipated.

Depreciation expense: Depreciation, which is inclusive of amortization expense, totaled $162,275 in 2006 as compared to $172,052 in 2005. The decrease in depreciation and amortization in 2006 was a result of the disposal of the office equipment and furniture at the San Antonio office, which was shut down in September 2006. There was no depreciation in the fourth quarter of 2006 related to this office equipment and furniture as a result.

Interest expense: We incurred $68,119 and $247,044 of interest expense during the years ended December 31, 2006 and 2005, respectively. The significant decrease in interest expense in 2006 over 2005 was a result of the fact that the majority of our convertible debentures and the associated beneficial conversion feature were not present in 2006. As a result of the decreased debt balance, there was less interest expense in 2006. Also, in 2005, upon the conversion of certain debts to common stock, a large portion of the beneficial conversion feature associated with those debts was classified as interest expense and was expensed entirely upon the conversion of the debts, thus producing a larger than normal value for interest expense for 2005. In 2006, there were some conversions of the debentures but the effect was not as significant as in 2005.

Net loss: Our net loss for the year ended December 31, 2006 and 2005 was $2,436,483 and $3,183,751, respectively. Our net loss per common share (basic and diluted) was $0.00 and $0.01 for the years ended December 31, 2006 and 2005, respectively. Marketing-related expenses in 2006 were not as significant as they were in 2005, which greatly reduced the net loss for 2006. Additionally, we doubled the number of shares of common stock outstanding in 2006, thus providing a larger number of shares to allocate the net loss amongst.

The weighted average number of outstanding shares was 920,164,219 and 452,416,231 for the years ended December 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had a working capital deficit of $488,690 as compared to $651,208 as of December 31, 2005. We had $355,204 and $631,917 in cash flows used in operations in 2006 and 2005, respectively. The deficit in cash flow from operating activities for both years ended was primarily attributable to lack of a significant revenue stream. The cash outflows for 2006 were slightly less than in 2005 due to reduced expenditures related to the marketing programs instituted in prior years.

Cash flows used in investing activities totaled $53,670 and $85,488 for the years ended December 31, 2006 and 2005, respectively. We purchased fewer GPS units in 2006 and did not spend any of our funds to improve our internal use software. In 2006, we spent $48,117 to acquire the assets included within the Coin Wash Associates, Inc. subsidiary. In 2005, we spent cash to purchase devices which were leased to our customers and also improve our internal use software.

We met our cash requirements during 2006 through proceeds from the exercise of employee stock options to purchase common stock of $332,000, and proceeds from the purchase of preferred stock of $100,000, which resulted in net cash provided by financing activities of $432,000. In 2005, the majority of our cash flows from financing consisted of proceeds from the exercise of stock options.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

We have currently curtailed our marketing programs and operations due to a lack of capital. We are actively seeking new capital. If we cannot raise capital in the immediate future, our business may fail.

Capital Expenditures and Commitments. We negotiated the sale of our recently acquired Coin Wash Associates, Inc. subsidiary in March 2007, and may consider the sale of additional material property, plant or equipment during the next 12 months. Without substantial financial resources we do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2006 we do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this Annual Report as indexed on pages F1 through F18.

CHISHOLM, BIERWOLF & NILSON LLP
CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Planetlink Communications, Inc.
Cumming, Georgia

We have audited the accompanying balance sheet of Planetlink Communications, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planetlink Communications, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Chisholm, Bierwolf & Nilson, LLC
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah April 26, 2007

 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current Assets
Cash	$50,909	$27,782
Accounts receivable, net of allowance for doubtful accounts of $3,000 and $15,000 for 2006 and 2005 (Note 2)	10,222	26,056
Other receivable	1,425	-

Total Current Assets	62,556	53,838

Property and equipment (Note 3)
Office Furniture & Fixtures	-	39,216
Internal Use Software	104,248	710,463
Leased Equipment (Note 4)	89,810	84,258
Less accumulated depreciation	(73,610)	(224,794)

Total Fixed Assets	120,448	609,143

Other Assets
Deferred financing costs, net (Note 5)	-	32,805
Assets held for sale (Note 14)	48,117	-
Deposits and other assets	-	26,116

Total Other Assets	48,117	58,921

Total Assets	$231,121	$721,902

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2006	2005
Current Liabilities
Accrued expenses and accounts payable	$178,219	$161,768
Loan payable - officer (Note 6)	361,380	349,594
Convertible debentures, net (Note 7)	-	193,684

Total Current Liabilities	539,599	705,046

Long Term Liabilities
Customer deposits	-	2,575

Total Long Term Liabilities	-	2,575

Total Liabilities	539,599	707,621

Commitments, Contingencies and Other Matters (Note 13)

Stockholders' Equity (Deficit) (Note 10)

Preferred stock - $1.00 par value; 150,000,000 authorized; 25,000 and 25,000 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	25,000	25,000

Preferred stock - Series A; $0.001 par value; 50,000,000 shares authorized; 2,583,334 and 0 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	2,583	-
Preferred stock discount (Note 10)	(278,217)	-
Common stock - $0.001 par value; 1,350,000,000 shares authorized; 1,093,683,760 and 586,504,078 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,093,684	586,504
Additional paid-in capital	17,219,722	15,175,761
Accumulated deficit	(18,371,250)	(15,772,984)

Total Stockholders' Equity (Deficit)	(308,477)	14,281

Total Liabilities and Stockholders' Equity (Deficit)	$231,121	$721,902

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
	2006	2005
Revenue	$280,741	$178,113

Cost of Goods Sold	200,042	99,237

Gross Profit	80,699	78,876

Operating Expenses
Stock-based compensation	1,370,324	1,329,346
Selling, general and administrative expenses	568,660	1,521,050
Depreciation	162,275	172,052

Total Operating Expenses	2,101,259	3,022,448

Operating Loss	(2,020,560)	(2,943,572)

Other Income and Expenses
Other income	684	6,865
Interest expense	(68,119)	(247,044)
Loss on disposal of assets	(35,746)	-
Impairment loss on internal use software	(312,742)	-

Total Other Income (Expenses)	(415,923)	(240,179)

Loss Before Income Taxes	(2,436,483)	(3,183,751)
Income taxes (Benefit)	—	—

Net Loss	$(2,436,483)	$(3,183,751)

Basic net loss per common share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding, Basic	920,164,219	452,416,231

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2006

	Preferred Stock		Series A Preferred Stock		Common Stock		Preferred Stock	Additional Paid - in	Accumulated
	Shares	Par $.001	Shares	Par $.001	Shares	Par $.001	Discount	Capital	Deficit	Total
Balance, December 31, 2004	-	-	-	-	208,516,804	208,516	-	12,545,930	(12,589,233)	165,213
Issuance of common stock for compensation	-	-	-	-	281,734,339	281,735	—	1,310,106	-	1,591,841
Issuance of common stock for conversion of debt	-	-	-	-	76,252,935	76,253	—	865,439	-	941,692
Exercise of common stock options	-	-	-	-	20,000,000	20,000	—	180,000	-	200,000
Stock option expense	-	-	-	-	-	-	—	274,286	-	274,286
Issuance of preferred stock for cash	25,000	25,000	-	-	-	-	—	-	-	25,000
Net loss	-	-	-	-	—	—	-	-	(3,183,751)	(3,183,751)
Balance, December 31, 2005	25,000	25,000	-	-	586,504,078	586,504	—	15,175,761	(15,772,984)	14,281
Issuance of common stock for compensation	-	-	-	-	242,627,150	242,627		550,620		793,247
Issuance of common stock for conversion of debt	-	-	-	-	116,552,532	116,553		114,847		231,400
Exercise of common stock options	-	-	-	-	148,000,000	148,000		184,000		332,000
Stock option expense	-	-	-	-				577,077		577,077
Issuance of preferred stock for cash			2,083,334	2,083			(400,000)	497,917		100,000
Issuance of preferred stock for conversion of debt			500,000	500			(40,000)	119,500		80,000
Amortization of preferred stock discount	-	-	-	-			161,783		(161,783)	-
Net loss									(2,436,483)	(2,436,483)
Balance, December 31, 2006	25,000	25,000	2,583,334	2,583	1,093,683,760	1,093,684	(278,217)	17,219,722	(18,371,250)	(308,478)

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,436,483)	$(3,183,751)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	793,246	1,801,752
Stock option expense	577,077	274,286
Common stock cancelled	-	(375)
Impairment loss	312,742	-
Loss on disposal of assets	35,746	-
Bad debt expense	3,000	15,000
Amortization of deferred financing costs	32,805	94,707
Amortization of beneficial conversion feature	42,406	97,399
Depreciation	129,470	172,052
Changes in assets and liabilities
Accounts receivable	12,834	(39,042)
Other assets	(1,425)	32,839
Accounts payable and accrued expenses	54,167	46,198
Officer note payable	91,786	30,744
Customer deposits	(2,575)	2,575
Convertible debentures	-	23,699

NET CASH USED IN OPERATING ACTIVITIES	(355,204)	(631,917)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,553)	(85,488)
Purchase of assets held for sale	(48,117)	-

NET CASH USED IN INVESTING ACTIVITIES	(53,670)	(85,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of officer's loan	—	(46,000)
Proceeds from the exercise of employee stock options	—	537,156
Proceeds from the exercise of stock options held by contractors	332,000	200,000
Proceeds from purchase of preferred stock	100,000	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	432,000	716,156

(DECREASE) INCREASE IN CASH	23,126	(1,249)
CASH - BEGINNING OF PERIOD	27,782	29,031

CASH - END OF PERIOD	$50,909	$27,782

Supplemental disclosure:
Cash paid for interest	—	—
Cash paid for taxes	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	231,400	941,692
Issuance of preferred stock for conversion of debt	80,000	—

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was incorporated in May 1999 under the laws of the State of Georgia for the purpose of providing international telecommunications and wireless services. In 2004, the Company phased out of the satellite television services business. The Company developed the TransTRAK product line that utilizes Global Positioning Systems ("GPS") technology for vehicle tracking and fleet management. TransTRAK is a Web-based turnkey solution for real-time, mobile asset management.

The Company has contracted with a San Antonio, Texas-based research and development company to lead in the research and development effort of its satellite-enabled products. In April 2004, the Company formed a wholly-owned subsidiary, PlanetTRAKS, for the purpose of introducing TransTRAK to the satellite-based mobile asset management market.

In September 2006, the Company formed a new subsidiary, Coin Wash Associates, Inc., a Florida corporation, in order to diversify its business portfolio and enter the coin laundry market which has traditionally had very strong cash flow. Coin Wash Associates was incorporated to acquire coin laundry facilities in the southeastern part of the United States. The acquisition of Heavenly Suds, a coin laundry facility in Oakland Park, Florida was accomplished with cash. The transaction closed on November 15, 2006. In an agreement dated March 29, 2007, the Company agreed to transfer to Sean Fulda, a majority investor in the Company, all rights in Coin Wash Associates, Inc., including all of the assets and liabilities within 30 days from closing.

Principles of Consolidation

The consolidated financial statements present the results of PlanetLink Communications, Inc. and its wholly-owned subsidiaries, PlanetTRAKS, Inc. ("PlanetTRAKS") and Coin Wash Associates, Inc., collectively, the "Company." All inter-company balances and transactions have been eliminated in consolidation.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $2,436,483 and $3,183,751 for the years ended December 31, 2006 and 2005, respectively, and has an accumulated deficit of $18,371,250 as of December 31, 2006. The Company has incurred negative cash flow from operating activities for the years ended December 31, 2006 and 2005 in the amount of ($355,204) and ($631,917), respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

General Statement

The Securities and Exchange Commission (“SEC”), has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements. The Company believes the following critical accounting policies and procedures, among others, affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

- Revenue recognition;

- Valuation of stock based compensation to employees and contractors

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets which range from five to seven years. Depreciation on the Company's internal use software is computed using the straight-line method for five years. The Company also leases assets to its customers. Leased assets are amortized on a straight-line basis over a three-year period. The Company capitalizes certain costs associated with the development of its proprietary internal use software. Costs incurred to develop the software prior to the achievement of technological feasibility were expensed as incurred. Amortization of internal use software costs commences when the related product become available for general release to track assets for the Company’s customers. The straight-line method of depreciation is used to compute depreciation with a useful life of five years. As discussed in Note 3 to the financial statements, the Company has recorded an impairment loss as of December 31, 2006, on the internally developed software costs of $312,742. The Company determined an impairment loss existed when the Company’s board of directors determined it would permanently suspend further expansion of its GPS subsidiary in January 2007.

The Company's leasing operations consist of leasing GPS devices which operate in conjunction with its proprietary software to provide fleet management services to its customers. The operating leases are written for periods ranging from three to four years.

Total depreciation expense for the years ended December 31, 2006 and 2005 was $162,275 and $172,052, respectively.

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

There were no impairment charges for long-lived assets in 2005 while an impairment loss of $312,742 was recorded for 2006 for the impairment of the Company’s internally developed software costs.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. The Company records a valuation allowance for any deferred tax allowance that it believes will not be realized.

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

Internal Use Software Costs

Internal use software costs include expenses incurred by the Company for research, design and development of the Company's proprietary technology.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense charged to operations amounted to $0 and $8,907 for the years ended December 31, 2006 and 2005, respectively.

Net Loss per Common Share

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate earnings/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders).

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Stock-Based Compensation

The Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans through June 30, 2005.

In December 2004, FASB issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective July 1, 2005, SFAS 123(R) the Company adopted SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which allows the preparer of financial statements to elect fair value measurement of a financial instrument at time of acquisition, issuance, or a remeasurement event so that similar instruments are accounted for similarly regardless of their form.  This applies to all financial instruments acquired or issued by the entity beginning fiscal year 2007. The Company does not expect this accounting pronouncement will have a material effect on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  This applies to any future servicing assets and servicing liabilities beginning fiscal year 2007. The Company does not expect this accounting pronouncement will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, whose purpose is to increase consistency and comparability of fair value estimates by: defining fair value, establishing a framework for measuring fair value; and expanding disclosure of fair value measurements. The pronouncement applies to other accounting pronouncements that require or permit fair value measurements. The statement emphasizes that fair value is a market based measurement other than an entity based. This applies to all financial instruments acquired or held by the Company beginning in fiscal 2008. The Company does not expect this accounting pronouncement will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plan”, whose purpose is to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur. The Statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exception. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not expect this accounting pronouncement will have a material effect on its financial statements.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to classifications used in the 2006 financial statements.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivables consist of monthly equipment lease payments receivable from customers, amounts receivable for the purchase of GPS monitoring equipment and monitoring and maintenance services. Accounts receivables and the related allowance for doubtful accounts are reviewed on a regular basis to determine adequate adjustments, if necessary. The allowance is evaluated and deemed adequate based on the analysis of historical data and calculation of pro-rata percentages of current contracts in place, which remain subject to the definitization process.

Below is a table detailing activity within the allowance for contractual adjustments account for the years ended December 31, 2006 and 2005 respectively.

	2006	2005
Beginning balance	$15,000	$-
Additions to allowance	3,000	15,000
Reduction to allowance	(15,000)	-
	$3,000	$15,000

Historically, the Company has not encountered sales returns. The Company does not anticipate sales returns in the future.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 3 - PROPERTY AND EQUIPMENT

The Company's property and equipment at December 31, 2006 and 2005 consist of the following:

	2006	2005
Furniture and fixtures	$-	$39,216
Internal use software	104,248	710,463
Leased equipment	89,810	84,258
Less depreciation and amortization	(73,610)	(224,794)
Net property and equipment	$120,448	$609,143

Total depreciation expense was recorded as $162,275 and $172,052 for the years ended December 31, 2006 and 2005, respectively.

Accumulated depreciation for the Company’s leased equipment as of December 31, 2006 and 2005, was $52,759 and $29,078 respectively.

Property and equipment are stated at cost or at the value of the operating agreement. The Company capitalizes additions and improvements which include all material, labor and engineering cost to design, install or improve the asset. Routine repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Furniture and fixtures	5 or 7 years
Internal use software	5 years
Leased equipment	7 years

The Company closed down operations at its San Antonio, Texas location in September 2006 and recorded a loss on disposal of assets associated with that location of $35,746 as of October 1, 2006.

In December 2006, the Company’s management and board of directors determined that no further resources, namely cash, assets and management’s time, would be allocated to the GPS business going forward. The GPS business will continue but only current customers will be serviced until the Company completes revisions to its business plan and obtains additional funding from current or unknown future investors. Due to the decision to discontinue expansion efforts in the GPS business, an impairment loss was recorded internally developed software costs of $312,742 as of December 31, 2006. No impairment losses were recorded in 2005.

NOTE 4 - LEASED EQUIPMENT

The Company generally leases GPS devices, see Note 3, to its customers under operating leases for a period of three years. The following table depicts the Company’s current expected future operating lease rentals by year:

	2007	2008	2009
Future Rentals	$18,731	$8,772	$798

NOTE 5 - DEFERRED FINANCING COSTS

Deferred financing costs, consisting of legal fees, sales commissions and stock-based compensation paid to the Company’s placement agent, arose out of the sale of convertible debentures in June and July 2004. Amortization of the deferred financing costs is recorded over the term of the debts and in full if and when the Company retires the specific debt, either by paying off the debt or at the holder’s option, through conversion of debt into common stock. The following table provides the detailed activity within this account during 2006 and 2005, respectively:

	For the Years Ended December 31,
	2006	2005
Deferred financing costs	$32,805	$157,350
Less accumulated amortization	(32,805)	(124,545)

Deferred financing costs, net	$-	$32,805

During 2006, all outstanding convertible debts were converted to common stock by the holders. As a result, the deferred financing costs were amortized in full.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 6 - LOAN PAYABLE - OFFICER

The table below details transactions related to the loan payable to the Company's Chief Executive Officer during the years ended December 31, 2006 and 2005, respectively:

	2006	2005
Beginning balance	$349,594	$364,850
Payments	(8,617)	(46,000)
Conversion of debt to common stock	(80,000)	-
Accrual for 2006 salary, unpaid	70,000	-
Accrued interest	30,403	30,744
Ending balance	$361,380	$349,594

Total interest expense on the loan payable - officer amounted to $30,403 and $30,744 for 2006 and 2005, respectively

NOTE 7 - CONVERTIBLE DEBENTURES

In June 2004, the Company issued $325,000 of its three year 6% Convertible Debentures (the "Debentures"). The Debentures are automatically convertible into the Company's common stock on the third anniversary of the closing date. The debentures may also be converted at any time after their closing date. The Company recorded a $139,038 discount, which represents the intrinsic value of the beneficial conversion feature at the date the Debentures were issued.

In July 2004 the Company issued an additional $70,000 of its three year 6% Convertible Debentures. The Company recorded a $30,000 discount, which represents the intrinsic value of the beneficial conversion feature at the date the Debentures were issued.

During 2006, there were four requests from the Debenture holders for redemption. The holders of the Debentures have the right to convert their Debentures plus accrued interest into shares of the Company's common stock at 70% of the lowest bid price for the twenty consecutive trading days immediately preceding the date of conversion. As per the formula in the agreement the Company issued the following stock to retire the Debentures:

	Value of	Interest on	Number of
	Retired	Retired	Shares
Date	Debenture	Debenture	Issued
February, 2006	$151,000	$20,400	78,229,115
June, 2006	3,000	2,500	3,688,799
July, 2006	23,000	4,500	15,714,285
August, 2006	23,000	4,000	18,920,333
Total retired	$200,000	$31,400	116,552,532

The intrinsic value of the beneficial conversion feature related to the Debentures was being amortized over the term of the Debentures. The Company recorded $42,406 and $97,399 of accretion during the years ended December 31, 2006 and 2005, respectively. This cost is included as a component of interest expense in the accompanying statements of operations. Upon the conversion of the Debentures, the beneficial conversion feature was fully amortized.

The Debentures were redeemable by the Company, in whole or in part, at the Company's option, at 120% of the then outstanding principal amount of the Debentures. If the redemption occurred more than six (6) months from the date of the individual closings the redemption would be set at 125%. If the redemption occurred more than one (1) year from the date of individual closings the amount would be set at 131%. The Company was obligated to give ten (10) days written notice of its intent to redeem the Debentures in whole or in part, during which period no conversions would be permitted. All Debentures were retired as of December 31, 2006.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 8 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 (“SFAS 109”). “Accounting for Income Taxes”, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company’s net deferred tax asset as of December 31, 2006, and 2005 consisted of the following:
	As of	December 31,
	2006	2005
Net operating loss carryforward	$6,372,000	$5,521,000
Valuation allowance	(6,372,000)	(5,521,000)

Net deferred tax asset	$0	$0

The components of current income tax expense as of December 31, 2006 and 2005, respectively, are as follows:
	As of December 31,
	2006	2005
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(851,000)	(1,121,000)
Change in valuation allowance	851,000	1,121,000

Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2006	December 31, 2005
Tax expense (credit) at statutory rate-federal	(35.00%)	(35.00%)
State tax expense net of federal tax	( 6.00%)	( 6.00%)
Changes in valuation allowance	(41.00%)	(41.00%))
Tax expense at actual rate	0%	0%

NOTE 9 - RELATED PARTY TRANSACTIONS

During 2006 and 2005, the Company’s Chief Executive Officer loaned the Company funds as needed. See Note 6.

The Company’s director, Amy Trombly, provides legal services to the Company. As of December 31, 2006, the Company has paid $0 for such services.

The Company’s headquarters are located at premises owned by the Company's Chief Executive Officer. No rent is charged for maintaining the office at this location. The criteria under accounting principles generally accepted in the United States of America necessary to record contributed facilities within these financial statements were not met. Therefore, the Company has not recorded a value associated with this benefit.

NOTE 10 - STOCKHOLDERS’ EQUITY/DEFICIT

The Company, a Georgia corporation, is authorized to issue 1,350,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2006, the Company has 1,093,683,760 shares of common stock issued and outstanding. The Company is authorized to issue 150,000,000 shares of preferred stock with a par value of $1.00 per share. As of December 31, 2006 and 2005 there were 25,000 shares of preferred stock outstanding.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

In May 2006, the Company filed an amendment to its Articles of Incorporation. The amendment authorized the Company’s board of directors to issue up to 50,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001. On August 15, 2006, the Company executed a certificate of designation for its Series A Convertible Preferred Stock. On August 21, 2006, the Company sold 2,083,334 shares of Series A convertible preferred stock for $100,000. The Company also issued 500,000 shares of Series A Convertible Preferred Stock to the Company's Chief Executive Officer to retire $80,000 of the loan payable of which the Company is indebted for (see Note 6)

The Series A Convertible Preferred Stock has the following characteristics:

Voting - Each share of Series A Convertible Preferred Stock shall carry with it, the right to vote at annual or special meetings of the shareholders of the Company such that each share of Series A Convertible Preferred stock will be carry with it voting rights equal to that of 500 shares of common stock.

Dividends — Each holder of Series A Convertible Preferred Stock shall be entitled to receive dividends in cash, stock or otherwise, if, when and as declared by the Company’s board of directors.

Liquidation — In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the assets of the Company available for distribution to its stockholders shall be distributed as follows:

(a) Series A Convertible Preferred Stock shall rank senior to the Company’s other outstanding preferred stock and common stock;

(b) Common stock shall rank junior to Series A Convertible Preferred Stock and the Company’s other outstanding preferred  stock

In any event whereby the preceding distributions are unable to be met, the rank considerations outlined above shall be considered and the distribution of the Company’s net assets shall be determined according to rank and on a pro-rata basis.

Conversion — One share of Series A convertible preferred stock shall convert into 100 shares of common stock at the holder’s discretion, and as adjusted accordingly. The holder can elect to convert the Series A Convertible Preferred Stock into common stock no earlier than August 15, 2007.

During the year ended December 31, 2006, the Company recorded the following transactions within its stockholders’ equity accounts:

COMMON STOCK TRANSACTIONS

The Company issued 242,627,150 shares of the Company’s common stock, valued at $793,246, to contractors and non-officer employees for services provided to the Company.

The Company issued 116,552,532 shares of common stock upon the conversion of $231,400 of the Company’s 6% convertible debentures.

The Company issued 148,000,000 shares of the Company’s common stock, for $332,000, upon the exercise of stock options.

The Company used the Black Scholes option pricing model and recorded stock option expense of $577,077, which was associated with the issuance of options to purchase 200,000,000 shares of common stock issued to two marketing consultants in January 2006. The stock options vested incrementally over a 5 month period.

PREFERRED STOCK TRANSACTIONS

The Company issued 2,083,334 shares of Series A Convertible Preferred Stock for $100,000 in cash.

The Company issued 500,000 shares of Series A Convertible Preferred Stock to convert $80,000 in debt owed under the loan payable - officer.

The Company recorded a $440,000 Series A Convertible Preferred Stock discount as of August 21, 2006, in connection with the issuance of the Series A Convertible Preferred Stock. This value represents the beneficial conversion feature derived upon the issuances of the Series A Convertible Preferred Stock on August 21, 2006. In this transaction, beneficial conversion feature is the difference between the fair market value of the common stock into which the Series A Convertible Preferred Stock is convertible less the amount paid by the holders to acquire the Series A Convertible Preferred Stock. The value is carried in the stockholders’ equity portion of the balance sheet in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which was issued by the Financial Accounting Standards Board (“FASB”). The Company also referred to EITF Issue No. 00-27 for guidance. Amortization of this value will be recorded over the period of time until the earliest possible conversion date, August 15, 2007. Amortization will be recorded as an adjustment against accumulated deficit as the beneficial conversion feature is considered to be a form of a dividend paid to the holders of the Series A Convertible Preferred Stock. Amortization recorded in 2006 amounted to $161,783.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

During the year ended December 31, 2005, the Company recorded the following transactions within its stockholders’ equity accounts:

COMMON STOCK TRANSACTIONS

The Company issued 88,166,650 shares of the Company’s common stock, valued at $577,428, to employees under the Company’s employee stock incentive plan.

The Company entered into consulting agreements ranging from 6 months to 1 year for services provided by consultants. Compensation related to these consulting agreements consisted of 161,000,000 shares of the Company's common stock valued at $826,500.

The Company issued 32,942,689 shares of common stock, valued at $188,288 to contractors and non-officer employees of the Company for services provided to the Company.

The Company issued 76,252,935 shares of common stock upon the conversion of $195,000 of the Company’s 6% convertible debentures. The total value of the stock issued to convert the convertible debentures was $941,692.

The Company issued 20,000,000 shares of the Company’s common stock, valued at $200,000, upon the exercise of stock options.

A total of 375,000 shares of the Company’s common stock, valued at $375, were returned to the Company.

The Company recorded stock option expense of $274,286.

PREFERRED STOCK TRANSACTIONS

The Company issued 25,000 shares of preferred stock for $25,000 in cash.

NOTE 11 - STOCK OPTIONS

The Company does not have a formal stock option plan. However, the Company has offered its employees stock options. During 2006 and 2005, the Company issued options to purchase 187,500,000 and 60,000,000 shares of its unregistered common stock, respectively, to certain employees and contractors.

The Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)) as of July 1, 2005. SFAS 123(R) provides for mandatory expensing of the estimated value of stock options granted to the Company’s employees over the period of time the stock options vest. The Company measures the total cost of each stock option grant at the date of grant using the Black Scholes option trading model. The Company recognizes the cost of each stock option on a straight line basis over the applicable vesting period.

All stock options issued in 2006 and 2005 carry a 1 year expiration date and vest over varying periods from immediately to 1 year.
Stock option expense recorded for 2006 and 2005 amounted to $577,077 and $274,286, respectively.

The Company adopted SFAS 123(R) as of July 1, 2005. Had the Company adopted SFAS 123(R) as of January 1, 2005, the pro forma impact on the 2005 net loss would have been immaterial.

The following table summarizes stock options activity for the years ended December 31, 2006 and 2005:

Stock Option Activity
	Shares subject to option	Exercise Price
Balance at December 31, 2004	3,000,000	$0.0175
Stock options granted	60,000,000	$0.0100
Stock options exercised	(20,000,000)	$0.0100
Stock options terminated	(3,000,000)	$0.0175
Balance at December 31, 2005	40,000,000	$0.0100
Stock options granted	187,500,000	$0.0020-$0.0025
Stock options exercised	(148,000,000)	$0.0020-$0.0025
Stock options terminated	(30,000,000)	$0.0025
Balance at December 31, 2006	0

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes option pricing model and the following assumptions: 2006, expected term of 1 year, risk free interest rate of 4.25%, dividend yield of 0% and volatility of 40%; 2005, expected term of 1 year, risk free interest rate of 3.88%, dividend yield of 0% and volatility of 40%.

All valuations of common stock and equity issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 12 - LOSSES PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate gain/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earning/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.

Basic Earning Per Share Computation
	2006	2005

Loss available to common shareholders	$(2,436,483)	$(3,183,751)

Basic Loss per common share	$(0.00)	$(0.01)

Weighted-average shares used to compute:
Basic loss per share	920,164,219	452,416,231

Dilutive Earning Per Share Computation:
	2006	2005

Loss available to common shareholders	$(2,436,483)	$(3,183,751)

Dilutive Loss per common share	$(0.00)	$(0.01)

Weighted-average shares used to compute:
Diluted loss per share	920,164,219	587,752,966

Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation. For periods, where the additional common shares are anti-dilutive, the following common stock equivalents have been excluded from the calculation of diluted loss per share:

	2006	2005

Convertible Debentures	-	96,336,735
Options	-	40,000,000
Total	-	135,336,735

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

Office Rental

The Company leased office space on a one year term for its cooperate offices in San Antonio, Texas. The office space renews annually on May 1. The Company shut down operations at this location in September 2006 and has continued to pay rent for this office space through January 2007. The Company is currently negotiating a settlement with the landlord, which the Company currently expects will not result in any additional rents payable under this lease agreement.

Rental expense charged to operations amounted to $18,496 and $12,672 for the years ended December 31, 2006 and 2005 respectively.

NOTE 14 - ASSETS HELD FOR SALE

The Company has classified the assets owned by Coin Wash Associates, Inc. as assets held for sale in the balance sheet as of December 31, 2006. As discussed in Note 15, on March 29, 2007, the Company relinquished control of these assets, which consisted entirely of laundry facilities such as washers and dryers, in exchange for the cancellation of certain shares of the Company’s preferred stock, as outlined in Note 15.

NOTE 15 - SUBSEQUENT EVENTS

On March 5, 2007, the Company held its 2006 Annual Meeting of Stockholders. The results of the meeting were as follows:

Proposal 1: Election of Directors.

	FOR	WITHELD
Amy M. Trombly	2,019,871,544	14,653,271
M. Dewey Bain	2,019,704,634	14,820,181
James T. Crane	2,020,088,744	14,436,071

Proposal 2: Amendment of the Amended and Restated Articles of Incorporation to increase the number of authorized shares from 1.5 billion to 5 billion.

FOR	1,345,072,705
AGAINST	55,423,133
ABSTAIN	7,486,957

Proposal 3: Amendment of the Amended and Restated Articles of Incorporation to effect a reverse split in the range of 50:1 to 150:1.

FOR	1,930,647,485
AGAINST	88,602,935
ABSTAIN	15,274,393

On March 14, 2007, the Georgia Secretary of State declared the Company’s Articles of Amendment effective. The Articles of Amendment amended the Company’s Amended and Restated Articles of Incorporation to increase its authorized common stock from 1.5 billion shares to 5 billion shares.

On March 29, 2007 the Company entered into a Binding Letter of Intent with Pluginz, LLC with respect to a proposed acquisition of 100% of the capital stock of Pluginz, Inc. and Plugin Stores, Inc. The closing date shall be within 30 days from the date of the Binding Letter of Intent, unless mutually extended in writing, at which time the Company intends to enter into a definitive agreement with Pluginz.

Under the terms of the Binding Letter of Intent, the Company proposed to purchase the stock in Pluginz with a combination of cash and stock for total consideration of approximately $1,250,000.

Further, under the Agreement, within 60 days calendar days from closing, the Company will merge with Pluginz, with PlanetLink Communications, Inc. as the surviving entity. The Company agreed to change the name of the Company from PlanetLink Communications, Inc. to Vanguard Digital, Inc. a name that accurately reflects the new business, and to reincorporate to Delaware within 60 calendar days from closing. The Company further agreed to name Mr. Robert Lott as its President and Chief Executive Officer, Mr. Christopher Gilcher as its part-time Chief Financial Officer, Mr. Chris Piercy as a director and Mr. Scott Gallagher as Co-Chairman. Mr. M. Dewey Bain will have the title of Co-Chairman. Messrs. Lott, Bain, Gilcher and Gallagher will enter into employment agreements with the Company and the management of Pluginz and its affiliates will enter into two-year non-compete agreements in addition to employment agreements. Ms. Trombly will remain as a director and the Company intends to appoint Mr. Piercy as a director. Mr. Lott will receive $100,000 per year, with incentives, and a bonus plan for up to 50% of his annual salary. Mr. Bain will receive $100,000 per year, with incentives, and a bonus plan for up to 50% of his annual salary. Mr. Lott will receive $150,000 per year, with incentives, and a bonus plan for up to 50% of his annual salary. Mr. Gilcher will receive $50,000 per year.

Additionally, the Company agreed to close a financing of at least $1,000,000 within 21 days of the closing date. Upon signing the Agreement, both parties agreed that if the acquisition described herein does not close for reasons not described in the Agreement, the party that cancels the Agreement shall pay the other party a break-up fee of $50,000.

Also on March 29, 2007, the Company entered into two Settlement and General Release Agreements with Sean Fulda and with Michael Fulda with respect to the cancellation of all Preferred Shares held by each in consideration for $100,000 paid to Sean Fulda and $100,000 paid to Michael Fulda. Under the terms of the Settlement Agreements the Company agreed to cancel the 1,041,667 Preferred Shares held by Sean Fulda and the 1,041,667 Preferred Shares held by Michael Fulda, and agreed that any and all agreements between the Company and these parties are cancelled and terminated. Further, under the Settlement Agreements, the parties mutually agreed to release the other from any present or future claims.

In addition, under the terms of the Settlement Agreement between the Company and Sean Fulda, the Company agreed to transfer to Sean Fulda, all rights in its coin wash subsidiary, Coin Wash Associates, Inc., including all of the assets and liabilities within 30 days from closing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had changes in our auditors that have been reported on Form 8-K. We have not had any disagreements with any of our auditors.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions, and offices or employments for the past five years as of December 31, 2006, of our executive officers and directors. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our executive officers are elected annually by our Board of Directors. There are no family relationships among our Directors and executive officers.

NAME	AGE	POSITION	Director Since

M. Dewey Bain	56	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer and Director	2002

James T. Crane	30	Director	2006

Amy M. Trombly	39	Director	2006

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

JAMES T. CRANE was elected to our Board of Directors in October 2006. Mr. Crane serves as President of J. Crane & Company, P.C., a professional services firm he founded in June 2006. Prior to founding J. Crane & Company, P.C., Mr. Crane was a Partner at Baker, O'Connor and Sullivan, LLC from January 2005 until May 2006. Mr. Crane provided accounting services as a sole proprietor of James T. Crane, CPA from September 1999 until January 2005. Mr. Crane focuses his time and efforts on emerging businesses, assisting them with SEC compliance and communication matters, accounting and accounting-related functions and debt and equity financing actions. Mr. Crane is a Certified Public Accountant. Mr. Crane received his B.S. in Accounting from Bentley College. Mr. Crane has also served as an officer or director of several private companies and currently serves on the Board of Directors of Commerce Planet, Inc.

AMY M. TROMBLY was elected to our Board of Directors in October 2006. Ms. Trombly serves as Principal of Trombly Business Law, a securities and corporate law firm she founded in May 2002. Prior to founding Trombly Business Law, Ms. Trombly worked as an associate at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. from February 1999 to May 2002 where she managed public transactions including initial public offerings, follow-on offerings and tender offers, and counseled clients in compliance with the federal securities laws. Ms. Trombly served as Vice President at State Street Corporation from September 1998 to February 1999 and worked in the Division of Corporation Finance in the U.S. Securities and Exchange Commission from September 1994 to August 1998. She was Special Counsel at the time of her departure. Ms. Trombly received her B.S. from Babson College and her Juris Doctor degree from Suffolk University Law School.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10 percent of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of two persons who during the year ended December 31, 2006, were directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

• James T. Crane was elected a director during October 2006. Mr. Crane failed to timely file one Form 3 for the year ended December 31, 2006 by a period of 65 days.

• Amy M. Trombly was elected a director during October 2006. Ms. Trombly failed to timely file one Form 3 for the year ended December 31, 2006 by a period of 65 days.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

• Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

• Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

• Compliance with applicable governmental laws, rules and regulations;

• The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

• Accountability for adherence to the code.

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was attached as an exhibit to our amended Annual Report for the fiscal year ended December 31, 2003, filed with the Commission on February 28, 2005. We have posted a copy of the code of ethics on our website at www.planettraks.com. You may go to the Investor section on our website www.planettraks.com and click on SEC filings to find the 10KSB/A filed with the SEC on February 28, 2005 to read our Code of Ethics. We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1415 Bookhout Drive, Cumming, Georgia 30041, telephone (678) 455-7075.

PROCEDURE FOR NOMINATING DIRECTORS

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for the 2006 Annual Meeting of Shareholders should be provided to our corporate secretary by June 30, 2007. The recommended candidate should be submitted to us in writing addressed to 1415 Bookhout Drive, Cumming, Georgia 30041. The recommendation shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she meets the director qualification criteria and would otherwise be a valuable addition to our board of directors; a summary of the candidate's work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.

The Board shall evaluate the recommended candidate and shall determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has the responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board's primary responsibility is to oversee management of our company and, in so doing, serve the best interests of our company and our shareholders. Our full Board of Directors performs all of the functions normally designated to an Audit Committee, Compensation Committee and Nominating Committee.

Audit Committee

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of December 31, 2006, James T. Crane has been designated as the Board's "audit committee financial expert" as defined in Item 407(d)(3) of Regulation S-B. Mr. Crane is a licensed CPA, and was formerly an auditor at Ernst & Young, an international professional services firm. Currently, Mr. Crane serves as an accounting and auditing consultant to 11 public companies, and 20% of his business during 2006 involved direct SEC representation of his clients. Mr. Crane’s experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon. Mr. Crane has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. Crane has an understanding of audit committee functions. We are traded on the Over the Counter Bulletin Board which does not have a requirement of director independence; however, Mr. Crane is not independent.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2006 and 2005 to our President and Chief Executive Officer.

Summary Compensation Table

Name and Principal Position (a)	Year Ended December 31, (b)	Base Salary ($) (c)		Dollar Value of total compensation for the covered fiscal year ($) (j)
M. Dewey Bain President and Chief Executive Officer	2006	$93,000	(1)	$93,000
	2005	$130,000		$130,000

(1)  Mr. Bain has not received compensation since September 15, 2006. He accepts compensation when the Company has funds available. An accrual for unpaid salary earned in 2006 of $70,000 was recorded by the Company as of December 31, 2006, and is included as an addition to Mr. Bain’s loan payable - officer. See Footnote 6 to the financial statements included herein.

NARATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS OF EACH NAMED EXECUTIVE OFFICER

We do not have written or oral employment agreements with our named executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of December 31, 2006, the last day of our fiscal year, there were no outstanding equity awards owned by our named executive officer named in the Summary Compensation Table.

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

None.

DIRECTOR COMPENSATION

No Board of Directors fees were paid to directors in either cash or stock during the year ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of January 29, 2007, regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of our common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares which an individual has the right to acquire within 60 days of the date this table was prepared (such as stock options). Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

NAME OF BENEFICIAL OWNER (1)	SHARES BENEFICALLY OWNED	PERCENT (2)
M. Dewey Bain (3)	17,922,393	1.6%

Amy M. Trombly	0	*

James T. Crane	0	*

All officers and directors as a group	17,922,393	1.6%
(3 persons)

* less than 1%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o PlanetLink Communications, Inc., 1415 Bookhout Drive, Cumming, Georgia 30041. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) Beneficial ownership is determined in accordance with the rules of the SEC based on 1,093,683,760 shares of common stock issued and outstanding on January 29, 2007.

(3) Mr. Bain’s beneficial ownership is comprised of 17,922,393 shares of common stock. In addition Mr. Bain owns 500,000 shares of Series A Convertible Preferred Stock which he cannot convert into common stock until September 15, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2006 and 2005, respectively, we owe M. Dewey Bain, President and Chief Executive Officer, $361,380 and $349,594, respectively, including accrued interest as a note payable. The terms and analysis of the note are discussed in NOTE 6 of the financial statements which are made a part of this document.

On October 16, 2006 Amy Trombly was appointed as a director of the Company. Ms. Trombly is the principal of Trombly Business Law, which has been retained by the Board as our corporate counsel.

On September 30, 2006 we moved our offices to premises owned and controlled by our President at no charge to the Company. This related party transaction is not necessarily indicative of the amounts that would have been incurred had a comparable transaction been entered into with an independent party. The terms of this transaction were more favorable than would have been attained if the transactions were negotiated at arm's length.

DIRECTOR INDEPENDENCE

As of December 31, 2006, M. Dewey Bain, Amy M. Trombly and James T. Crane served as our directors. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the board be independent.

ITEM 13. EXHIBITS.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation (included as Exhibit 3(ii) to the Registration Statement on Form 10-SB/12g filed October 12, 2000 and incorporated herein by reference).

3.2	Amended and Restated Articles of Incorporation (included as Exhibit 3.1 (I) on Form 8-K filed January 11, 2006 and incorporated herein by reference).

3.3	By-laws (included as Exhibit 3(i) to the Registration Statement on Form 10-SB/12g filed October 12, 2000 and incorporated herein by reference).

3.4	Amended and Restated By-laws (included as Exhibit 3.1 (I) to the Form 8-K filed January 11, 2006 and incorporated herein by reference).

3.5	Articles of Amendment of the Company, dated January 11, 2006 (included as Exhibit 3.1 to the Form 8-K filed August 29, 2006 and incorporated herein by reference).

3.6	Articles of Amendment of the Company, effective March 14, 2007 (included as Exhibit 3.1 to the Form 8-K filed April 3, 2007 and incorporated herein by reference).

10.1	Lease Agreement between the Company and Joy Unlimited, dated May 1, 2005 (included as Exhibit 10.1 to the Form 10-KSB filed March 30, 2006 and incorporated herein by reference).

10.2	Licensing Agreement between the Company and Karta Technology, dated March 1, 2005 (included as Exhibit 10.2 to the Form 10-KSB filed March 30, 2006 and incorporated herein by reference).

10.3	Agreement between the Company and Cingular Wireless, dated August 18, 2005 (included as Exhibit 10.3 to the Form 10-KSB filed March 30, 2006 and incorporated herein by reference).

10.4	Contract between the Company and Mapquest, dated March 1, 2005 (included as Exhibit 10.4 to the Form 10-KSB filed on March 30, 2006 and incorporated herein by reference).

10.5	Binding Letter of Intent between the Company and Pluginz, LLC, dated March 29, 2007 (included as Exhibit 10.1 to the Form 8-K filed April 3, 2007 and incorporated herein by reference).

14.1	Code of Ethics (included Exhibit 14 to the Form 10-KSB/A filed February 28, 2005 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of M. Dewey Bain, Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of M. Dewey Bain, Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

In 2005, we paid Russell Bedford Stefanou Mirchandani, LLP $22,500 for the 10-QSB as of March 31, 2005 review and consents to S-8 filings. Also in 2005, we paid Chisholm, Bierwolf & Nilson, LLP a total of $10,975 for the review of our 10-QSB as of June 30, 2005 and September 30, 2005 and the review of our 10-KSB for December 31, 2005. In 2006, we paid Chisholm, Bierwolf & Nilson, LLP a total of $9,608.86 for the 10-QSB as of March 31, 2006, June 30, 2006 and September 30, 2006 review and consents to an S-8 filing.

AUDIT-RELATED FEES

There were no aggregate audit-related fees billed by Chisholm, Bierwolf & Nilson LLP for professional services rendered for the audit of our annual financial statements for fiscal years ended December 31, 2006, and 2005.

ALL OTHER FEES

There were no other fees billed by Chisholm, Bierwolf, & Nilson LLP for professional services rendered, other than as stated under the captions Audit Fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cumming, State of Georgia on the 17th day of May, 2007.

PLANETLINK COMMUNICATIONS, INC.

By:	/s/ M. Dewey Bain
M. Dewey Bain President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Amy M. Trombly	Director	May 17, 2007
Amy M. Trombly

/s/ James T. Crane	Director	May 17, 2007
James T. Crane