Form 10QSB
period 2007-03-31
PLANETLINK COMMUNICATIONS INC
filed 2007-05-21
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 2007, the issuer had 1,093,683,760 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.
 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS

	2007	2006
Current Assets
Cash	$46,831	$50,909
Accounts receivable, net of allowance for doubtful accounts
$3,000 for 2007 and 2006 (Note 3)	5,182	10,222
Other receivable	-	1,425
Total Current Assets	52,013	62,556

Property and equipment (Note 4)
Internal use software	104,248	104,248
Leased Equipment	89,810	89,810
Less accumulated depreciation	(85,264)	(73,610)

Total Fixed Assets	108,794	120,448

Other Assets
Assets held for sale (Note 12)	48,117	48,117
Total Other Assets	48,117	48,117
Total Assets	$208,924	$231,121

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

LIABILITIES AND STOCKHOLDERS' DEFICIT

	2007	2006

Current Liabilities
Accrued expenses and accounts payable	$208,293	$178,219
Loan payable - officer (Note 6)	368,991	361,380
Total Current Liabilities	577,284	539,599

Total Long Term Liabilities	-	-
Total Liabilities	577,284	539,599

Commitments, Contingencies and Other Matters (Note 11)

Stockholders' Deficit (Note 9)

Preferred stock - $1.00 par value; 150,000,000 authorized;
25,000 and 25,000 shares issued and outstanding at March 31, 2007
and December 31, 2006, respectively	25,000	25,000
Preferred stock - Series A; $0.001 par value; 50,000,000 shares authorized; 2,583,334 and 2,583,334 shares issued and outstanding
at March 31, 2007 and December 31, 2006, respectively	2,583	2,583
Preferred stock discount	(167,911)	(278,217)
Common stock - $0.001 par value; 5,000,000,000 shares
authorized; 1,093,683,760 and 1,093,683,760 shares issued and
outstanding at March 31, 2007 and December 31, 2006, respectively	1,093,684	1,093,684
Additional paid-in capital	17,219,722	17,219,722
Accumulated deficit	(18,541,438)	(18,371,250)
Total Stockholders' Deficit	(368,360)	(308,478)
Total Liabilities and Stockholders' Deficit	$208,924	$231,121

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006

Revenue	$-	$36,207

Cost of Goods Sold	-	22,555
Gross Profit	-	13,652

Operating Expenses
Stock-based compensation	-	1,202,548
Selling, general and administrative expenses	39,195	118,861
Depreciation	11,654	44,517
Total Operating Expenses	50,849	1,365,926
Operating Loss	(50,849)	(1,352,274)
Other Income and Expenses
Interest expense	(9,033)	(60,421)
Total Other Income (Expenses)	(9,033)	(60,421)
Loss Before Income Taxes	(59,882)	(1,412,695)
Income taxes (Benefit)	-	-
Net Loss	$(59,882)	$(1,412,695)

Basic net loss per common share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding, Basic	1,093,683,760	727,558,316

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF MARCH 31, 2007

	Preferred Stock		Series A Preferred Stock		Common Stock		Preferred Stock	Additional Paid - in	Accumulated
	Shares	Par $.001	Shares	Par $.001	Shares	Par $.001	Discount	Capital	Deficit	Total
Balance, December 31, 2004	-	-	-	-	208,516,804	208,516	-	12,545,930	(12,589,233)	165,213
Issuance of common stock for compensation	-	-	-	-	281,734,339	281,735	--	1,310,106	-	1,591,841
Issuance of common stock for conversion of debt	-	-	-	-	76,252,935	76,253	--	865,439	-	941,692
Exercise of common stock options	-	-	-	-	20,000,000	20,000	--	180,000	-	200,000
Stock option expense	-	-	-	-	-	-	--	274,286	-	274,286
Issuance of preferred stock for cash	25,000	25,000	-	-	-	-	--	-	-	25,000
Net loss	-	-	-	-	--	--	-	-	(3,183,751)	(3,183,751)
Balance, December 31, 2005	25,000	25,000	-	-	586,504,078	586,504	-	15,175,761	(15,772,984)	14,281
Issuance of common stock for compensation	-	-	-	-	242,627,150	242,627	-	550,620		793,247
Issuance of common stock for conversion of debt	-	-	-	-	116,552,532	116,553	-	114,847		231,400
Exercise of common stock options	-	-	-	-	148,000,000	148,000	-	184,000		332,000
Stock option expense	-	-	-	-	-	-	-	577,077		577,077
Issuance of preferred stock for cash			2,083,334	2,083	-	-	(400,000)	497,917		100,000
Issuance of preferred stock for conversion of debt	-	-	500,000	500	-	-	(40,000)	119,500		80,000
Amortization of preferred stock discount	-	-	-	-	-	-	161,783		(161,783)	-
Net loss									(2,436,483)	(2,436,483)
Balance, December 31, 2006	25,000	25,000	2,583,334	2,583	1,093,683,760	1,093,684	(278,217)	17,219,722	(18,371,250)	(308,478)
Amortization of preferred stock discount	-	-	-	-	-	-	110,306	-	(110,306)	-
Net loss	-	-	-	-	-	-	-	-	(59,882)	(59,882)
Balance, March 31, 2007	25,000	25,000	2,583,334	2,583	1,093,683,760	1,093,684	(167,911)	17,219,722	(18,541,438)	(368,360)

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(59,882)	$(1,412,695)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	-	499,600
Stock option expense	-	577,077
Conversion cost for convertible debentures	-	125,871
Amortization of deferred financing costs	-	29,974
Amortization of beneficial conversion feature	-	30,666
Depreciation	11,654	44,517
Changes in assets and liabilities
Accounts receivable	5,040	(1,651)
Other assets	1,425	1,832
Accounts payable and accrued expenses	39,105	(52,863)
Customer deposits	-	205
Convertible debentures	-	(7,800)
NET CASH USED IN OPERATING ACTIVITIES	(2,654)	(165,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(2,192)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of officer’s loan	576	7,581
Repayment of officer's loan	(2,000)	-
Proceeds from the exercise of stock options held by contractors	-	162,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,424)	169,581

(DECREASE) INCREASE IN CASH	(4,078)	2,122
CASH - BEGINNING OF PERIOD	50,909	27,782
CASH - END OF PERIOD	$46,831	$29,904

Supplemental disclosure:
Cash paid for interest	—	—
Cash paid for taxes	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	—	$125,871

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financials statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for Planetlink Communications, Inc. and Subsidiaries filed for the year ended December 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In April 2004, the Company formed a wholly-owned subsidiary, PlanetTRAKS, for the purpose of introducing TransTRAK to the satellite-based mobile asset management market. In the fourth quarter of 2006, the Company determined to wind down its PlanetTRAKS operations due to lack of capital. As a result, at March 31, 2007, the Company was no longer seeking new accounts. However, the Company continues to service its existing portfolio of accounts.

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

On March 29, 2007, the Company entered into a Binding Letter of Intent with Pluginz, LLC with respect to a proposed acquisition of 100% of the capital stock of Pluginz, Inc. and Plugin Stores, Inc., which together comprise the Pluginz business (collectively “Pluginz”). Pursuant to the Letter of Intent, the closing date was to be within 30 days from the date of the Letter of Intent, unless mutually extended in writing, at which time the Company intends to enter into a definitive agreement with Pluginz. As of May 18, 2007, the transaction has not yet closed.

Principles of Consolidation

The consolidated financial statements present the results of PlanetLink Communications, Inc. and its wholly-owned subsidiaries, PlanetTRAKS, Inc. and Coin Wash Associates, Inc., collectively, the "Company." All inter-company balances and transactions have been eliminated in consolidation.

General Statement

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements. The Company believes the following critical accounting policies and procedures, among others, affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company recognizes revenue for the services that it provides in the following manner:

1. All revenue for the sale of devices plus their installation and shipping costs is recognized upon installation of the device.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivables consist of monthly equipment lease payments receivable from customers, amounts receivable for the purchase of GPS monitoring equipment and monitoring and maintenance services. Accounts receivables and the related allowance for doubtful accounts are reviewed on a regular basis to determine adequate adjustments, if necessary. The allowance is evaluated and deemed adequate based on the analysis of historical data and calculation of pro-rata percentages of current contracts in place.

Below is a table detailing activity within the allowance for doubtful accounts for the three months ended March 31, 2007.

2007

Beginning balance	$3,000
Additions to allowance	-
Reduction to allowance	-
$3,000

Historically, the Company has not encountered sales returns. The Company does not anticipate sales returns in the future.

NOTE 4 - PROPERTY AND EQUIPMENT

The Company's property and equipment at March 31, 2007 and December 31, 2006 consist of the following:

	2007	2006
Internal use software	$104,248	$104,248
Leased equipment	89,810	89,810
Less depreciation and amortization	(85,264)	(73,610)
Net property and equipment	$108,794	$120,448

Total depreciation expense was recorded as $11,654 for the three months ended March 31, 2007.

Accumulated depreciation for the Company’s leased equipment as of March 31, 2007 and December 31, 2006 was $60,243 and $52,759 respectively.

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

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - LEASED EQUIPMENT

The Company generally leases GPS devices, see Note 4, to its customers under operating leases for a period of three years. The following table depicts the Company’s current expected future operating lease rentals by year:

	2007	2008	2009
Future Rentals	$18,731	$8,772	$798

NOTE 6 - LOAN PAYABLE - OFFICER

The table below details transactions related to the loan payable to the Company's Chief Executive Officer during three months ended March 31, 2007:

2007
Beginning balance	$361,380
Payments	(2,000)
Advances from officer to pay outstanding bills	576
Accrued interest	9,035
Ending balance	$368,991

NOTE 7 - INCOME TAXES

The FASB has issued Statement of Financial Accounting Standards No. 109 (“SFAS 109”). “Accounting for Income Taxes”, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company’s net deferred tax asset as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,2007	December 31,2006
Net operating loss carryforward	$6,402,000	$6,372,000
Valuation allowance	(6,402,000)	(6,372,000)
Net deferred tax asset	$0	$0

The components of current income tax expense as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,2007	December 31,2006
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(25,000)	(851,000)
Change in valuation allowance	25,000	851,000
Income tax expense	$-	$-

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - INCOME TAXES (CONTINUED)

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2007	December 31, 2006
Tax expense (credit) at statutory rate-federal	(35.00%)	(35.00%)
State tax expense net of federal tax	( 6.00%)	( 6.00%)
Changes in valuation allowance	(41.00%)	(41.00%)
Tax expense at actual rate	0%	0%

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, the Company’s Chief Executive Officer loaned the Company funds as needed. See Note 6.

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

NOTE 9 - STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2007, the Company recorded the following transactions within its stockholders’ equity accounts:

PREFERRED STOCK TRANSACTIONS

The Company recorded a $440,000 Series A Convertible Preferred Stock Discount as of August 21, 2006, in connection with the issuance of the Series A Convertible Preferred Stock. This value represents the beneficial conversion feature derived upon the issuances of the Series A Convertible Preferred Stock on August 21, 2006. In this transaction, beneficial conversion feature is the difference between the fair market value of the common stock into which the Series A Convertible Preferred Stock is convertible less the amount paid by the holders to acquire the Series A Convertible Preferred Stock. The value is carried in the stockholders’ equity portion of the balance sheet in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which was issued by the FASB. The Company also referred to EITF Issue No. 00-27 for guidance. Amortization of this value will be recorded over the period of time until the earliest possible conversion date, August 15, 2007. Amortization will be recorded as an adjustment against accumulated deficit as the beneficial conversion feature is considered to be a form of a dividend paid to the holders of the Series A Convertible Preferred Stock. Amortization recorded during the three months ended March 31, 2007 amounted to $110,306.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - LOSS PER SHARE

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

Basic Earning Per Share Computation
	For the Three Months Ended March 31,
	2007	2006

Loss available to common shareholders	$(59,882)	$(1,412,695)

Basic Loss per common share	$(0.00)	$(0.00)

Weighted-average shares used to compute:
Basic loss per share	1,093,683,760	727,558,316

Dilutive Earning Per Share Computation:
	For the Three Months Ended March 31,
	2007	2006

Loss available to common shareholders	$(59,882)	$(1,412,695)

Dilutive Loss per common share	$(0.00)	$(0.00)

Weighted-average shares used to compute:
Diluted loss per share	1,093,683,760	939,120,816

Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation. For periods where the additional common shares are anti-dilutive, the following common stock equivalents have been excluded from the calculation of diluted loss per share:

	For the Three Months Ended March 31,
	2007	2006

Convertible Debentures	-	24,062,500
Stock Options	-	187,500,000
Total	-	211,562,500

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

Office Rental

The Company leased office space on a one year term for its corporate offices in San Antonio, Texas. The office space renews annually on May 1. The Company shut down operations at this location in September 2006 and has continued to pay rent for this office space through January 2007. The Company is currently negotiating a settlement with the landlord, which the Company currently expects will not result in any additional rents payable under this lease agreement.

Rental expense charged to operations amounted to $0 and $3,456 for the three months ended March 31, 2007 and 2006, respectively.

Letter of Intent

On March 29, 2007, the Company entered into a Binding Letter of Intent with Pluginz, LLC with respect to a proposed acquisition of 100% of the capital stock of Pluginz, Inc. and Plugin Stores, Inc., which together comprise the Pluginz business (collectively “Pluginz”). Pursuant to the Letter of Intent, the closing date was to be within 30 days from the date of the Letter of Intent, unless mutually extended in writing, at which time the Company intends to enter into a definitive agreement with Pluginz.

Under the terms of the Letter of Intent, the Company proposed to purchase the stock in Pluginz with a combination of cash and stock for total consideration of approximately $1,250,000.

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

Additionally, the Company agreed to close a financing of at least $1,000,000 within 21 days of the closing date. Upon signing the Agreement, both parties agreed that if the acquisition described herein does not close for reasons not described in the Agreement, the party that cancels the Agreement shall pay the other party a break-up fee of $50,000. As of May 18, 2007, the transaction has not yet closed.

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

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

In addition, under the terms of the Settlement Agreement between the Company and Sean Fulda, the Company agreed to transfer to Sean Fulda, all rights in its coin wash subsidiary, Coin Wash Associates, Inc., including all of the assets and liabilities within 30 days from closing.

NOTE 12 - ASSETS HELD FOR SALE

The Company has classified the assets owned by Coin Wash Associates, Inc. as assets held for sale in the balance sheet as of March 31, 2007 and December 31, 2006. As discussed in Note 11, on March 29, 2007, the Company agreed to relinquish control of these assets, which consisted entirely of laundry facilities such as washers and dryers, in exchange for the cancellation of certain shares of the Company’s preferred stock, as described in Note 11.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including: our ability to continue as a going concern; adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs, customer acceptance of our products or difficulties related to our integration of the businesses we may acquire; and other risks described in our annual report on Form 10-KSB and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

In September 2006, we formed a new subsidiary, Coin Wash Associates, Inc., a Florida corporation, in order to diversify our business portfolio and enter the coin laundry market which has traditionally had very strong cash flow. Part of our strategy was to grow our Company by acquisition. Coin Wash Associates was incorporated to acquire coin laundry facilities in the southeastern part of the United States. The acquisition of Heavenly Suds, a coin laundry facility in Oakland Park, Florida was accomplished with cash. The transaction closed on November 15, 2006. We are currently reevaluating our business plans and acquisition policy. In an agreement dated March 29, 2007, we agreed to transfer to Sean Fulda, a majority investor in the Company, all rights in Coin Wash Associates, Inc., including all of the assets and liabilities within 30 days from closing. The net assets of Coin Wash Associates, Inc., $48,117, are included as assets held for sale in the accompanying balance sheet, as of March 31, 2007.

In the fourth quarter of 2006, we determined to wind down our PlanetTRAKS operations due to lack of capital. As a result, at March 31, 2007, we were no longer seeking new accounts. However, we continue to service our existing portfolio of accounts.

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

We recognize revenue for the services that we provide in the following manner:

1. All revenue for the sale of devices plus their installation and shipping costs is recognized upon installation of the device.

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

In December 2004, the FASB issued Statement of Accounting Standards No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective July 1, 2005, we adopted SFAS 123(R), which requires us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to classifications used in the 2007 financial statements.

RESULTS OF OPERATIONS

Sales - During the three month period ended March 31, 2007 and 2006 we had sales of $0 as compared to $36,207, which represented a 100% decrease over the three month period ended March 31, 2006. The decrease in sales for the three-month period ending March 31, 2007 over the same period last year was a result of our decision to wind down operations. Some customers have questioned our ability to service them in the past and have recently decided to switch service providers.

Cost of Goods Sold - Cost of Goods sold during the three month period ended March 31, 2007 and 2006 was $0 and $22,555, respectively. Gross profit during the three month period ended March 31, 2007 and 2006 was $0 and $13,652, respectively.

Operating Expenses - During the three month period ended March 31, 2007 and 2006, stock-based compensation decreased from $1,202,548 in the three months ended March 31, 2006 to $0 for the three months ended March 31, 2007. We discontinued our reliance on the issuance of stock for services and also winded down operations such as the marketing program, which was being implemented in early 2006.

Selling and general and administrative expenses were $39,195 and $118,861 for the three months ended March 31, 2007 and 2006, respectively. The decrease in cash outlay is a result of the winding down of operations related to the GPS business.

Depreciation expense was $11,654 and $44,517 for the three months ended March 31, 2007 and 2006. The decrease in depreciation is a result of the reduced cost basis of fixed assets in place in 2007, as opposed to in early 2006. We recorded a significant impairment loss on our internal use software in the fourth quarter of 2006.

Interest Expense - Interest expense was $9,033 and $60,421 for the three months ended March 31, 2007 and 2006, respectively. The decrease in interest expense for the period ended March 31, 2007 was the result of the fact that the all of our convertible debentures and the associated beneficial conversion feature were not present in 2007. As a result of the decreased debt balance, there was no interest expense associated with convertible debts for 2007. All interest expense recorded in 2007 through March 31, 2007 is for the officer note payable,

Operating Loss - During the three month period ended March 31, 2007 and 2006, we incurred operating losses of $50,849 and $1,352,274, respectively.

Liquidity and Capital Resources

As of March 31, 2007 and December 31, 2006, we had a working capital deficit of $525,271 and $477,043, respectively. We had $2,654 and $165,267 in cash flows used in operations for the three months ended March 31, 2007 and 2006, respectively. The deficit in cash flow from operating activities for both years ended was primarily attributable to lack of a significant revenue stream. The cash outflows for 2007 were less than in 2006 due to reduced expenditures related to the marketing programs instituted in prior years and the winding down of the GPS business.

Cash flows used in investing activities totaled $0 and $2,192 for the three months ended March 31, 2007 and 2006, respectively. We purchased some GPS units in early 2006 and did not spend any of our funds to improve our internal use software.

We met our cash requirements during 2006 through proceeds from the exercise of employee stock options to purchase common stock of $162,000 and from advances from an officer of $7,581, which resulted in net cash provided by financing activities of $169,581. In 2007, we paid $2,000 on the officer note payable and received $576 in proceeds from the officer, for incidental expenses incurred on behalf of the Company, which resulted in net cash provided by financing activities of $1,424.

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

Going Concern Opinion

We have limited capital resources and require additional funding to sustain our operations, accomplish our growth objectives and market our planned products and services. Our continued existence is dependent upon several factors, primarily our ability to attain a substantial base of subscribers to our web-based mobile asset management system and to raise additional capital. We may not be successful in our efforts to generate operating cash flows through the execution of our business plan or be able to raise the capital we need to sustain our operations. As a result, our independent certified public accountants have stated in their report included in our December 31, 2006 Form 10-KSB, that we have recurring operating losses and a lack of working capital. These, factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

At March 31, 2007, we do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

We had no sales of unregistered securities during the first quarter of 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS.

None.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation (included as Exhibit 3(ii) to the Registration Statement on Form 10-SB/12g filed October 12, 2000 and incorporated herein by reference).

3.2	Amended and Restated Articles of Incorporation (included as Exhibit 3.1 (I) on Form 8-K filed January 11, 2006 and incorporated herein by reference).

3.3	By-laws (included as Exhibit 3(i) to the Registration Statement on Form 10-SB/12g filed October 12, 2000 and incorporated herein by reference).

3.4	Amended and Restated By-laws (included as Exhibit 3.1 (I) to the Form 8-K filed January 11, 2006 and incorporated herein by reference).

3.5	Articles of Amendment of the Company, dated January 11, 2006 (included as Exhibit 3.1 to the Form 8-K filed August 29, 2006 and incorporated herein by reference).

3.6	Articles of Amendment of the Company, effective March 14, 2007 (included as Exhibit 3.1 to the Form 8-K filed April 3, 2007 and incorporated herein by reference).

10.1	Lease Agreement between the Company and Joy Unlimited, dated May 1, 2005 (included as Exhibit 10.1 to the Form 10-KSB filed March 30, 2006 and incorporated herein by reference).

10.2	Licensing Agreement between the Company and Karta Technology, dated March 1, 2005 (included as Exhibit 10.2 to the Form 10-KSB filed March 30, 2006 and incorporated herein by reference).

10.3	Agreement between the Company and Cingular Wireless, dated August 18, 2005 (included as Exhibit 10.3 to the Form 10-KSB filed March 30, 2006 and incorporated herein by reference).

10.4	Contract between the Company and Mapquest, dated March 1, 2005 (included as Exhibit 10.4 to the Form 10-KSB filed on March 30, 2006 and incorporated herein by reference).

10.5	Binding Letter of Intent between the Company and Pluginz, LLC, dated March 29, 2007 (included as Exhibit 10.1 to the Form 8-K filed April 3, 2007 and incorporated herein by reference).

14.1	Code of Ethics (included Exhibit 14 to the Form 10-KSB/A filed February 28, 2005 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANETLINK COMMUNICATIONS, INC.

Dated: May 21, 2007

By /s/ M. Dewey Bain
M. Dewey Bain,
Chief Executive Officer, Interim Chief
Financial Officer and Principal Accounting Officer