Form 10QSB
period 2007-06-30
PLANETLINK COMMUNICATIONS INC
filed 2007-08-20
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2007, the issuer had 1,093,683,760 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS

	2007	2006
Current Assets
Cash	$-	$50,909
Accounts receivable, net of allowance for doubtful accounts $3,000 for 2007 and 2006 (Note 3)	4,901	10,222
Other receivable	-	1,425
Total Current Assets	4,901	62,556

Property and equipment (Note 4)
Internal use software	104,248	104,248
Leased Equipment	89,810	89,810
Less accumulated depreciation	(96,918)	(73,610)

Total Fixed Assets	97,140	120,448

Other Assets
Assets held for sale (Note 12)	-	48,117
Total Other Assets	-	48,117
Total Assets	$102,041	$231,121

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

LIABILITIES AND STOCKHOLDERS' DEFICIT

	2007	2006

Current Liabilities
Book overdraft	$342	$-
Accrued expenses and accounts payable	291,732	178,219
Loan payable - officer (Note 6)	378,416	361,380
Total Current Liabilities	670,490	539,599

Total Long Term Liabilities	-	-
Total Liabilities	670,490	539,599

Commitments, Contingencies and Other Matters (Note 11)

Stockholders' Deficit (Note 9)

Preferred stock - $1.00 par value; 150,000,000 authorized; 25,000 and 25,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	25,000	25,000
Preferred stock - Series A; $0.001 par value; 50,000,000 shares authorized; 2,583,334 and 2,583,334 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2,583	2,583
Preferred stock discount	(56,379)	(278,217)
Common stock - $0.001 par value; 5,000,000,000 shares authorized; 1,093,683,760 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,093,684	1,093,684
Additional paid-in capital	17,219,722	17,219,722
Accumulated deficit	(18,853,058)	(18,371,250)
Total Stockholders' Deficit	(568,448)	(308,478)
Total Liabilities and Stockholders' Deficit	$102,041	$231,121

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$-	$110,788	$-	$146,996
Cost of sales	39,231	66,017	39,231	88,572
Gross profit (loss)	(39,231)	44,771	(39,231)	58,424

Stock based compensation	-	49,766	-	1,252,314
Selling, general and administrative expense	42,253	140,922	81,447	259,783
Depreciation	11,653	44,601	23,308	89,118
Total operating expenses	53,906	235,289	104,755	1,601,215

Loss from operations	93,137	190,518	143,986	1,542,791

Other Expenses
Loss on disposal of subsidiary	94,725	-	94,725	-
Interest expense	12,225	13,408	21,259	73,830
Total Other Expenses	106,950	13,408	115,984	73,830

Net loss before taxes	(200,087)	(203,926)	(259,970)	(1,616,621)

Tax expense	-	-	-	-

Net loss available to common shareholders	$(200,087)	$(203,926)	$(259,970)	$(1,616,621)

Loss per common share
Basic	$0.00	$0.00	$0.00	$(0.00
Diluted	$0.00	$0.00	$0.00	$(0.00

Weighted-average shares used to compute:
Basic	1,093,683,760	889,072,057	1,093,683,760	808,072,057
Diluted	1,093,683,760	889,072,057	1,093,683,760	808,072,057

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
AS OF JUNE 30, 2007

	Preferred Stock		Series A Preferred Stock		Common Stock		Preferred	Additional
	Shares	Par $.001	Shares	Par $.001	Shares	Par $.001	Stock Discount	Paid - in Capital	Accumulated Deficit	Total
Balance, December 31, 2004	-	-	-	-	208,516,804	208,516	-	12,545,930	(12,589,233)	165,213
Issuance of common stock for compensation	-	-	-	-	281,734,339	281,735	--	1,310,106	-	1,591,841
Issuance of common stock for conversion of debt	-	-	-	-	76,252,935	76,253	--	865,439	-	941,692
Exercise of common stock options	-	-	-	-	20,000,000	20,000	--	180,000	-	200,000
Stock option expense	-	-	-	-	-	-	--	274,286	-	274,286
Issuance of preferred stock for cash	25,000	25,000	-	-	-	-	--	-	-	25,000
Net loss	-	-	-	-	--	--	-	-	(3,183,751)	(3,183,751)
Balance, December 31, 2005	25,000	25,000	-	-	586,504,078	586,504	-	15,175,761	(15,772,984)	14,281
Issuance of common stock for compensation	-	-	-	-	242,627,150	242,627	-	550,620		793,247
Issuance of common stock for conversion of debt	-	-	-	-	116,552,532	116,553	-	114,847		231,400
Exercise of common stock options	-	-	-	-	148,000,000	148,000	-	184,000		332,000
Stock option expense	-	-	-	-	-	-	-	577,077		577,077
Issuance of preferred stock for cash			2,083,334	2,083	-	-	(400,000)	497,917		100,000
Issuance of preferred stock for conversion of debt	-	-	500,000	500	-	-	(40,000)	119,500		80,000
Amortization of preferred stock discount	-	-	-	-	-	-	161,783		(161,783)	-
Net loss									(2,436,483)	(2,436,483)
Balance, December 31, 2006	25,000	25,000	2,583,334	2,583	1,093,683,760	1,093,684	(278,217)	17,219,722	(18,371,2500)	(308,478)
Amortization of preferred stock discount	-	-	-	-	-	-	221,838	-	(221,838)	-
Net loss	-	-	-	-	-	-	-	-	(259,970)	(259,970)
Balance, June 30, 2007	25,000	25,000	2,583,334	2,583	1,093,683,760	1,093,684	(56,379)	17,219,722	(18,853,058)	(568,448)

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(259,970)	$(1,616,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Disposition of subsidiary	48,117
Stock-based compensation	-	541,955
Stock option expense	-	577,077
Conversion cost for convertible debentures	-	133,282
Amortization of deferred financing costs	-	30,648
Amortization of beneficial conversion feature	-	32,850
Depreciation	23,308	89,118
Changes in assets and liabilities
Accounts receivable	5,320	(1,011)
Other assets	1,425	(607)
Book overdraft	342	-
Accounts payable and accrued expenses	113,513	(54,573)
Customer deposits	-	7,500
Convertible debentures	-	(4,914)
NET CASH USED IN OPERATING ACTIVITIES	(67,945)	(265,296)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(2,192)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of officer's loan	19,036	15,246
Repayment of officer's loan	(2,000)	-
Proceeds from the exercise of stock options held by contractors	-	269,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,036	284,746

(DECREASE) INCREASE IN CASH	(50,909)	17,258
CASH - BEGINNING OF PERIOD	50,909	27,782
CASH - END OF PERIOD	$-	$45,040

Supplemental disclosure:
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$--	$125,871

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

In April 2004, the Company formed a wholly-owned subsidiary, PlanetTRAKS, for the purpose of introducing TransTRAK to the satellite-based mobile asset management market. In the fourth quarter of 2006, the Company determined to wind down its PlanetTRAKS operations due to lack of capital. As a result, at June 30, 2007, the Company was no longer seeking new accounts. However, the Company continues to service its existing portfolio of accounts.

In September 2006, the Company formed a new subsidiary, Coin Wash Associates, Inc., a Florida corporation, in order to diversify its business portfolio and enter the coin laundry market which has traditionally had very strong cash flow. Coin Wash Associates was incorporated to acquire coin laundry facilities in the southeastern part of the United States. The acquisition of Heavenly Suds, a coin laundry facility in Oakland Park, Florida was accomplished with cash. The transaction closed on November 15, 2006. In an agreement dated August 20, 2007, the Company agreed to transfer to Sean Fulda, a majority shareholder of the Company, all rights in Coin Wash Associates, Inc., including all of the assets and liabilities, with an effective date of April 1, 2007, in exchange for a general release and full indemnification such that all expenses of the subsidiary from its inception through April 1, 2007, would be the responsibility of the purchaser, Sean Fulda.

On March 29, 2007 and revised on August 1, 2007, the Company entered into a Binding Letter of Intent with Pluginz, LLC with respect to a proposed acquisition of 100% of the capital stock of Pluginz, Inc. and Plugin Stores, Inc., which together comprise the Pluginz business (collectively “Pluginz”). Pursuant to the Letter of Intent, the closing date was to be within 30 days from the date of the Letter of Intent, unless mutually extended in writing, at which time the Company intends to enter into a definitive agreement with Pluginz. As of August 20, 2007, the transaction has not yet closed.

Principles of Consolidation

The consolidated financial statements present the results of PlanetLink Communications, Inc. and its wholly-owned subsidiaries, PlanetTRAKS, Inc. for all periods presented and Coin Wash Associates, Inc., from November 15, 2006 through March 31, 2007, collectively, the "Company." All inter-company balances and transactions have been eliminated in consolidation.

General Statement

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements. The Company believes the following critical accounting policies and procedures, among others, affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements:

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

3. Revenue from monitoring services is recognized when billed to the customer on a monthly basis on the 15th of the month for the following month.

Stock-Based Compensation

The Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations in accounting for those plans through June 30, 2005.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consists of monthly equipment lease payments receivable from customers, amounts receivable for the purchase of GPS monitoring equipment and monitoring and maintenance services. Accounts receivable and the related allowance for doubtful accounts are reviewed on a regular basis to determine adequate adjustments, if necessary. The allowance is evaluated and deemed adequate based on the analysis of historical data and calculation of pro-rata percentages of current contracts in place.

Below is a table detailing activity within the allowance for doubtful accounts for the six months ended June 30, 2007.

2007

Beginning balance	$3,000
Additions to allowance	-
Reduction to allowance	-
$3,000

Historically, the Company has not encountered sales returns. The Company does not anticipate sales returns in the future.

NOTE 4 - PROPERTY AND EQUIPMENT

The Company's property and equipment at June 30, 2007 and December 31, 2006 consist of the following:

	2007	2006
Internal use software	$104,248	$104,248
Leased equipment	89,810	89,810
Less depreciation and amortization	(96,918)	(73,610)
Net property and equipment	$97,140	$120,448

Total depreciation expense was recorded as $23,308 for the six months ended June 30, 2007.

Accumulated depreciation for the Company's leased equipment as of June 30, 2007 and December 31, 2006 was $67,737 and $52,759 respectively.

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

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - LEASED EQUIPMENT

The Company generally leases GPS devices, see Note 4, to its customers under operating leases for a period of three years. The following table depicts the Company's current expected future operating lease rentals by year:

	2007	2008	2009
Future Rentals	$12,521	$8,772	$798

NOTE 6 - LOAN PAYABLE - OFFICER

The table below details transactions related to the loan payable to the Company's Chief Executive Officer during six months ended June 30, 2007:

2007
Beginning balance	$361,380
Payments	(2,000)
Advances from officer to pay outstanding bills	776
Accrued interest	18,260
Ending balance	$378,416

NOTE 7 - INCOME TAXES

The FASB has issued Statement of Financial Accounting Standards No. 109 (“SFAS 109”). “Accounting for Income Taxes,” which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company's net deferred tax asset as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,2007	December 31,2006
Net operating loss carryforward	$6,632,000	$6,372,000
Valuation allowance	(6,632,000)	(6,372,000)
Net deferred tax asset	$0	$0

The components of current income tax expense as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,2007	December 31,2006
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(86,000)	(851,000)
Change in valuation allowance	86,000	851,000
Income tax expense	$-	$-

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - INCOME TAXES (CONTINUED)

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 30, 2007	December 31, 2006
Tax expense (credit) at statutory rate-federal	(35.00%)	(35.00%)
State tax expense net of federal tax	( 6.00%)	( 6.00%)
Changes in valuation allowance	(41.00%)	(41.00%)
Tax expense at actual rate	0%	0%

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2007, the Company's Chief Executive Officer loaned the Company funds as needed. See Note 6.

The Company's headquarters are located at premises owned by the Company's Chief Executive Officer. No rent is charged for maintaining the office at this location. The criteria under accounting principles generally accepted in the United States of America necessary to record contributed facilities within these financial statements were not met. Therefore, the Company has not recorded a value associated with this benefit.

NOTE 9 - STOCKHOLDERS' DEFICIT

During the six months ended June 30, 2007, the Company recorded the following transactions within its stockholders' equity accounts:

PREFERRED STOCK TRANSACTIONS

The Company recorded a $440,000 Series A Convertible Preferred Stock Discount as of August 21, 2006, in connection with the issuance of the Series A Convertible Preferred Stock. This value represents the beneficial conversion feature derived upon the issuances of the Series A Convertible Preferred Stock on August 21, 2006. In this transaction, beneficial conversion feature is the difference between the fair market value of the common stock into which the Series A Convertible Preferred Stock is convertible less the amount paid by the holders to acquire the Series A Convertible Preferred Stock. The value is carried in the stockholders' equity portion of the balance sheet in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , which was issued by the FASB. The Company also referred to EITF Issue No. 00-27 for guidance. Amortization of this value will be recorded over the period of time until the earliest possible conversion date, August 15, 2007. Amortization will be recorded as an adjustment against accumulated deficit as the beneficial conversion feature is considered to be a form of a dividend paid to the holders of the Series A Convertible Preferred Stock. Amortization recorded during the three and six months ended June 30, 2007 amounted to $111,532 and $221,838, respectively.

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

Basic Earning Per Share Computation

	For the Three Months Ended June 30,
	2007	2006

Loss available to common shareholders	$(200,087)	$(203,926)

Basic Loss per common share	$(0.00)	$(0.00)

Weighted-average shares used to compute:
Basic loss per share	1,093,683,760	889,072,057

Dilutive Earning Per Share Computation:

	For the Six Months Ended June 30,
	2007	2006

Loss available to common shareholders	$(259,970)	$(1,616,621)

Dilutive Loss per common share	$(0.00)	$(0.00)

Weighted-average shares used to compute:
Diluted loss per share	1,093,683,760	808,072,057

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

	For the Three Months Ended June 30,
	2007	2006

Convertible Debentures	-	24,057,000
Stock Options	-	122,500,000
Total	-	146,557,000

	For the Six Months Ended June 30,
	2007	2006

Convertible Debentures	-	24,057,000
Stock Options	-	122,500,000
Total	-	146,557,000

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

Rental expense charged to operations amounted to $0 and $3,456 and $0 and $6,802 for the three and six months ended June 30, 2007 and 2006, respectively.

Letter of Intent

On March 29, 2007 and revised on August 1, 2007, the Company entered into a Binding Letter of Intent with Pluginz, LLC with respect to a proposed acquisition of 100% of the capital stock of Pluginz, Inc. and Plugin Stores, Inc., which together comprise the Pluginz business (collectively “Pluginz”). Pursuant to the Letter of Intent, the closing date was to be within 30 days from the date of the Letter of Intent, unless mutually extended in writing, at which time the Company intends to enter into a definitive agreement with Pluginz.

Under the terms of the Letter of Intent, the Company proposed to purchase the stock in Pluginz with a combination of cash and stock for total consideration of approximately $1,250,000.

Further, under the Agreement, within 60 days calendar days from closing, the Company will merge with Pluginz, with PlanetLink Communications, Inc. as the surviving entity. The Company agreed to reincorporate to Delaware within 60 calendar days from closing. The Company further agreed to name Mr. Robert Lott as its President and Chief Executive Officer, and Mr. Chris Piercy as a director. Mr. M. Dewey Bain will have the title of Chairman. Messrs. Lott, Bain, and Piercy will enter into employment agreements with the Company and the management of Pluginz and its affiliates will enter into two-year non-compete agreements in addition to employment agreements.

Additionally, the Company agreed to close a financing of at least $1,000,000 within 21 days of the closing date. Upon signing the Agreement, both parties agreed that if the acquisition described herein does not close for reasons not described in the Agreement, the party that cancels the Agreement shall pay the other party a break-up fee of $50,000. As of August 20, 2007, the transaction has not yet closed.

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

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 - ASSETS HELD FOR SALE

The Company has classified the assets owned by Coin Wash Associates, Inc. as assets held for sale in the balance sheet as of December 31, 2006. In early 2007, the Company determined the assets acquired by the Company’s subsidiary, Coin Wash Associates, Inc. were underperforming and immediately sought to dispose of the subsidiary itself or its assets and liabilities. On August 20, 2007, and effective on April 1, 2007, the Company agreed to dispose of these assets, which consisted entirely of cash and laundry facilities such as washers and dryers, in exchange for a general release and full indemnification such that all expenses of the subsidiary from its inception through April 1, 2007, would be the responsibility of the purchaser, Sean Fulda, who is also a majortiy shareholder in the Company. The Company recorded a loss on the disposal of its subsidiary, Coin Wash Associates, Inc. of $94,725 on April 1, 2007.

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

In September 2006, we formed a new subsidiary, Coin Wash Associates, Inc., a Florida corporation, in order to diversify our business portfolio and enter the coin laundry market which has traditionally had very strong cash flow. Part of our strategy was to grow our Company by acquisition. Coin Wash Associates was incorporated to acquire coin laundry facilities in the southeastern part of the United States. The acquisition of Heavenly Suds, a coin laundry facility in Oakland Park, Florida was accomplished with cash. The transaction closed on November 15, 2006. In early 2007, we determined the assets acquired by our subsidiary, Coin Wash Associates, Inc., were underperforming and immediately sought to dispose of the subsidiary itself or its assets and liabilities. On August 20, 2007, and effective on April 1, 2007, we agreed to dispose of these assets, which consisted entirely of cash and laundry facilities such as washers and dryers, in exchange for a general release and full indemnification such that all expenses of the subsidiary from its inception through April 1, 2007, would be the responsibility of the purchaser, Sean Fulda, who is also a majortiy shareholder in our Company. We recorded a loss on the disposal of our subsidiary, Coin Wash Associates, Inc., of $94,725 on April 1, 2007.

In the fourth quarter of 2006, we determined to wind down our PlanetTRAKS operations due to lack of capital. As a result, we are no longer seeking new accounts. We continued to service our existing portfolio of accounts through the first quarter of 2007. However, we had no revenue in the second quarter of 2007 and we do not anticipate further revenues from our PlanetTRAKS operations.

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

Our leasing operations consist of leasing GPS devices which operate in conjunction with our proprietary software to provide fleet management services to our customers. The operating leases are written for periods ranging from three to four years. We have determined to wind down our GPS business and do not anticipate further leasing more GPS devices.

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

3. Revenue from monitoring services is recognized when billed to the customer on a monthly basis on the 15th of the month for the following month.

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

RESULTS OF OPERATIONS

Sales - During the six-month period ended June 30, 2007 and 2006 we had sales of $0 as compared to $146,996, which represented a 100% decrease over the six-month period ended June 30, 2006. The decrease in sales for the six-month period ending June 30, 2007 over the same period last year was a result of our decision to wind down the operations of our Planetraks subsidiary. Some customers have questioned our ability to service them in the past and have recently decided to switch service providers. We do not anticipate further revenues from our subsidiary.

Cost of Goods Sold - Cost of Goods sold during the six-month period ended June 30, 2007 and 2006 was $39,231 and $88,572, respectively. Gross profit (loss) during the six-month period ended June 30, 2007 and 2006 was $(39,231) and $58,424, respectively. The gross loss for the three and six months ended June 30, 2007 was a result of additional expenses incurred by the Company as operations within the Planetraks subsidiary were wound down.

Operating Expenses - During the six-month period ended June 30, 2007 and 2006, stock-based compensation decreased to $0 from $1,252,314 for the six months ended June 30, 2006. We discontinued our reliance on the issuance of stock for services and also winded down operations such as the marketing program, which was being implemented in early 2006.

Selling general and administrative expenses were $81,447 and $259,783 for the six months ended June 30, 2007 and 2006, respectively. The decrease in operations-related expenses was a result of the winding down of operations related to the Planetraks subsidiary.

Depreciation expense was $23,308 and $89,118 for the six months ended June 30, 2007 and 2006, respectively. The decrease in depreciation was a result of the reduced cost basis of fixed assets in place in 2007, as opposed to in early 2006. We recorded a significant impairment loss on our internal use software in the fourth quarter of 2006.

Interest Expense - Interest expense was $21,259 and $73,830 for the six months ended June 30, 2007 and 2006, respectively. The decrease in interest expense for the period ended June 30, 2007 was the result of the fact that all of our convertible debentures and the associated beneficial conversion feature were not present in 2007. As a result of the decreased debt balance, there was no interest expense associated with convertible debts for 2007.

Liquidity and Capital Resources

As of June 30, 2007 and December 31, 2006, we had a working capital deficit of $665,589 and $477,043, respectively. The deficit in cash flows from operating activities for both years ended was primarily attributable to lack of a significant revenue stream. The cash outflows for 2007 were less than in 2006 due to reduced expenditures related to the marketing programs instituted in prior years and the winding down of the Planetraks business operations.

Cash flows used in investing activities totaled $0 and $2,192 for the six-months ended June 30, 2007 and 2006, respectively. We purchased some GPS units in early 2006. However, in 2007 we did not spend any of our funds to purchase GPS units.

We met our cash requirements during the six months ended June 30, 2006 through proceeds from the exercise of employee stock options to purchase common stock of $269,500 and from advances from an officer of $15,246, which resulted in net cash provided by financing activities of $284,746. In 2007, we paid $2,000 on the officer note payable and received $19,036 in proceeds from the officer, for incidental expenses incurred on behalf of the Company, which resulted in net cash provided by financing activities of $17,036.

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

As of the end of the second quarter of 2007, we have wound down our PlanetTRAKs operations and do not expect further revenues from those operations. Although we have wound down operations, we still have accounts payable, overhead expenses and other obligations. We do not currently have cash to meet those obligations and are aggressively seeking capital to pay our obligations as well as invest in a new business. On March 29, 2007, we entered into a Letter of Intent to merge our company and raise capital. As of August 20, 2007, we have not closed that transaction and we do not currently anticipate that the merger will occur. As a result, we must either raise capital or seek a merger partner or our business will likely fail. While we are aggressively seeking such opportunities, there is no guarantee that we will be successful.

Capital Expenditures and Commitments.

We negotiated the sale of our recently acquired Coin Wash Associates, Inc. subsidiary with an effective date of April 1, 2007, and may consider the sale of additional material property, plant or equipment during the next 12 months. Without substantial financial resources we do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Going Concern Opinion

We have limited capital resources and require additional funding to sustain our operations, accomplish our growth objectives and market our planned products and services. Our continued existence is dependent upon several factors, primarily our ability to raise additional capital. We may not be successful in our efforts to generate operating cash flows through the execution of our business plan or be able to raise the capital we need to sustain our operations. As a result, our independent certified public accountants have stated in their report included in our December 31, 2006 Form 10-KSB, that we have recurring operating losses and a lack of working capital. These, factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

At June 30, 2007, we do not have any off-balance sheet arrangements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation (included as Exhibit 3(ii) to the Registration Statement on Form 10-SB/12g filed October 12, 2000 and incorporated herein by reference).

3.2	Amended and Restated Articles of Incorporation (included as Exhibit 3.1 (I) on Form 8-K filed January 11, 2006 and incorporated herein by reference).

3.3	By-laws (included as Exhibit 3(i) to the Registration Statement on Form 10-SB/12g filed October 12, 2000 and incorporated herein by reference).

3.4	Amended and Restated By-laws (included as Exhibit 3.1 (I) to the Form 8-K filed January 11, 2006 and incorporated herein by reference).

3.5	Articles of Amendment of the Company, dated January 11, 2006 (included as Exhibit 3.1 to the Form 8-K filed August 29, 2006 and incorporated herein by reference).

3.6	Articles of Amendment of the Company, effective March 14, 2007 (included as Exhibit 3.1 to the Form 8-K filed April 3, 2007 and incorporated herein by reference).

3.7	Articles of Amendment of the Company, effective June 19, 2007 (included as Exhibit 3.1 to the Form 8-K filed July 2, 2007 and incorporated herein by reference).

10.1	Lease Agreement between the Company and Joy Unlimited, dated May 1, 2005 (included as Exhibit 10.1 to the Form 10-KSB filed March 30, 2006 and incorporated herein by reference).

10.2	Licensing Agreement between the Company and Karta Technology, dated March 1, 2005 (included as Exhibit 10.2 to the Form 10-KSB filed March 30, 2006 and incorporated herein by reference).

10.3	Agreement between the Company and Cingular Wireless, dated August 18, 2005 (included as Exhibit 10.3 to the Form 10-KSB filed March 30, 2006 and incorporated herein by reference).

10.4	Contract between the Company and Mapquest, dated March 1, 2005 (included as Exhibit 10.4 to the Form 10-KSB filed on March 30, 2006 and incorporated herein by reference).

10.5	Binding Letter of Intent between the Company and Pluginz, LLC, dated March 29, 2007 (included as Exhibit 10.1 to the Form 8-K filed April 3, 2007 and incorporated herein by reference).

10.6	Revised Letter of Intent between the Company and Pluginz, LLC, dated June 11, 2007 (included as Exhibit 10.1 to the Form 8-K filed June 16, 2007 and incorporated herein by reference).

10.7	Distribution of Subsidiary and Release Agreement, dated August 20, 2007 (filed herewith).

14.1	Code of Ethics (included Exhibit 14 to the Form 10-KSB/A filed February 28, 2005 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANETLINK COMMUNICATIONS, INC.

Dated: August 20, 2007

	By:	/s/ M. Dewey Bain

M. Dewey Bain,
Chief Executive Officer, Interim Chief
Financial Officer and Principal Accounting Officer