Form 10QSB/A
period 2007-06-30
PLANETLINK COMMUNICATIONS INC
filed 2007-08-22
CIK 1123845

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

(678) 455-7075
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2007, the issuer had 1,093,683,760 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	2
Item 1. Financial Statements.	2
Item 2. Management’s Discussion and Analysis or Plan of Operation	2
Item 3. Controls and Procedures	2
PART II - OTHER INFORMATION	2
Item 1. Legal Proceedings	2
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2
Item 3. Defaults Upon Senior Securities	2
Item 4. Submission of Matters to a Vote of Security Holders.	2
Item 5. Other Information	2
Item 6. Exhibits	2
SIGNATURES	3

i

EXPLANATORY NOTE

On August 20, 2007, we filed with the Securities and Exchange Commission our Quarterly Report on Form 10-QSB, for the quarterly period ended June 30, 2007. This Amendment to our Quarterly Report on Form 10-QSB is being filed to amend the cover page. We inadvertently checked the box which states that we are a shell company. We are not a shell company. The filing of this Form 10-QSB/A, Amendment No. 1, is not an admission that our Form 10-QSB for the quarter ended June 30, 2007, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Quarterly Report on Form 10-QSB. We have not updated the disclosures in this Form 10-QSB/A, Amendment No. 1, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Incorporated by reference from the Registrant’s report on Form 10-QSB dated August 20, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Incorporated by reference from the Registrant’s report on Form 10-QSB dated August 20, 2007.

Item 3. Controls and Procedures.

Incorporated by reference from the Registrant’s report on Form 10-QSB dated August 20, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Incorporated by reference from the Registrant’s report on Form 10-QSB dated August 20, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

PLANETLINK COMMUNICATIONS, INC.
Dated: August 22, 2007.
	By:	/s/ Dewey Bain
M. Dewey Bain,
Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer