Form 10QSB
period 2007-09-30
PLANETLINK COMMUNICATIONS INC
filed 2007-11-20
CIK 1123845

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31763

PLANETLINK COMMUNICATIONS, INC.
(Name of small business issuer in its charter)

Georgia	58-2466623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11050 Regal Forest Drive, Suwanee, Georgia	30024
(Address of principal executive offices)	(Zip Code)

(770) 476-7903
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 10, 2007, the issuer had 2,893,683,760 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

i

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements.

 PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

ASSETS

	2007	2006
Current Assets
Cash	$-	$50,909
Accounts receivable, net of allowance for doubtful accounts $-0- for 2007 and $3,000 2006 (Note 3)		10,222
Other receivable	-	1,425
Total Current Assets	-	62,556

Property and equipment (Note 4)
Internal use software	104,248	104,248
Leased Equipment	89,810	89,810
Less accumulated depreciation	(108,572)	(73,610)

Total Fixed Assets	85,486	120,448

Other Assets
Assets held for sale (Note 12)	-	48,117
Total Other Assets	-	48,117
Total Assets	$85,486	$231,121

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

LIABILITIES AND STOCKHOLDERS' DEFICIT

	2007	2006

Current Liabilities
Book overdraft	$-0-	$-
Accrued expenses and accounts payable	450,732	178,219
Loan payable - officer (Note 6)	361,380	361,380
Total Current Liabilities	838,607	539,599

Total Long Term Liabilities	-	-
Total Liabilities	681,949	539,599

Commitments, Contingencies and Other Matters (Note 11)

Stockholders' Deficit (Note 9)
Preferred stock - $1.00 par value; 150,000,000 authorized; 25,000 and 25,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	25,000	25,000
Preferred stock - Series A; $0.001 par value; 50,000,000 shares authorized; 2,583,334 and 2,583,334 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2,583	2,583
Preferred stock discount	-0-	(278,217)
Common stock - $0.001 par value; 5,000,000,000 shares authorized; 1,093,683,760 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,093,684	1,093,684
Additional paid-in capital	17,219,722	17,219,722
Accumulated deficit	(19,094,110)	(18,371,250)
Total Stockholders' Deficit	753,121	(308,478)
Total Liabilities and Stockholders' Deficit	$85,486	$231,121

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$-	$101,665	$-	$248,660
Cost of sales	-	63,759	39,231	152,331
Gross profit (loss)	-	37,906	(39,231)	96,329

Stock based compensation	-	200,645	-	1,452,959
Selling, general and administrative expense	11,072	118,227	245,349	378,009
Depreciation	7,484	44,823	34,962	133,941
Total operating expenses	13,654	280,311	123,371	1,964,909

Loss from operations	18,556	319,542	(162,542)	(1,868,580)

Other Expenses	-0-
Loss on disposal of subsidiary	-	-	94,725	-
Interest expense	9,460	19,358	30,718	93,188
Total Other Expenses	9,460	19,358	125,443	93,188

Net loss before taxes	(28,016)	(345,147)	444,643	(1,961,768)

Tax expense	-	—	-	—

Net loss available to common shareholders	$(28,016)	$(345,147)	$444,643	$(1,961,768

Loss per common share
Basic	$0.00	$0.00	$0.00	$(0.00
Diluted	$0.00	$0.00	$0.00	$(0.00

Weighted-average shares used to compute:
Basic	1,093,683,760	870,050,227	1,093,683,760	993,520,307
Diluted	1,093,683,760	870,050,227	1,093,683,760	993,520,307

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
AS OF SEPTEMBER 30, 2007

			Series A				Preferred	Additional
	Preferred Stock		Preferred Stock		Common Stock		Stock	Paid – in	Accumulated
	Shares	Par $.001	Shares	Par $.001	Shares	Par $.001	Discount	Capital	Deficit	Total
Balance, December 31, 2004	-	-	-	-	208,516,804	208,516	-	12,545,930	(12,589,233)	165,213
Issuance of common stock for compensation	-	-	-	-	281,734,339	281,735	--	1,310,106	-	1,591,841
Issuance of common stock for conversion of debt	-	-	-	-	76,252,935	76,253	--	865,439	-	941,692
Exercise of common stock options	-	-	-	-	20,000,000	20,000	--	180,000	-	200,000
Stock option expense	-	-	-	-	-	-	--	274,286	-	274,286
Issuance of preferred stock for cash	25,000	25,000	-	-	-	-	--	-	-	25,000
Net loss	-	-	-	-	--	--	-	-	(3,183,751)	(3,183,751)
Balance, December 31, 2005	25,000	25,000	-	-	586,504,078	586,504	-	15,175,761	(15,772,984)	14,281
Issuance of common stock for compensation	-	-	-	-	242,627,150	242,627	-	550,620		793,247
Issuance of common stock for conversion of debt	-	-	-	-	116,552,532	116,553	-	114,847		231,400
Exercise of common stock options	-	-	-	-	148,000,000	148,000	-	184,000		332,000
Stock option expense	-	-	-	-	-	-	-	577,077		577,077
Issuance of preferred stock for cash			2,083,334	2,083	-	-	(400,000)	497,917		100,000
Issuance of preferred stock for conversion of debt	-	-	500,000	500	-	-	(40,000)	119,500		80,000
Amortization of preferred stock discount	-	-	-	-	-	-	161,783		(161,783)	-
Net loss									(2,436,483)	(2,436,483)
Balance, December 31, 2006	25,000	25,000	2,583,334	2,583	1,093,683,760	1,093,684	(278,217)	17,219,722	(18,371,250)	(308,478)
Amortization of preferred stock discount	-	-	-	-	-	-	278,217	-	(221,838)	-
Net loss	-	-	-	-	-	-	-	-	(287,986)	(287,986))
Balance, June 30, 2007	25,000	25,000	2,583,334	2,583	1,093,683,760	1,093,684	(56,379)	19,094,110	(18,881,073)	(596464)

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER
30, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$444,643	$(1,961,768))
Adjustments to reconcile net loss to net cash used in operating activities:
Disposition of subsidiary	48,117	-
Stock-based compensation	-	707,264
Stock option expense	-	577,077
Conversion cost for convertible debentures	-	168,618
Amortization of deferred financing costs	-	32,805
Amortization of beneficial conversion feature	-	41,639
Depreciation	34,962	133,941
Changes in assets and liabilities
Accounts receivable	10,222	(27,306)
Other assets	1,425	7,400
Book overdraft	-0-	-
Accounts payable and accrued expenses	184,513	(50,398)
Customer deposits	-	3,344
Convertible debentures	-	(3,923))
NET CASH USED IN OPERATING ACTIVITIES	(77,405))	(371,307))

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(5,553))
NET CASH USED IN INVESTING ACTIVITIES	-	(5,553))

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of officer's loan	28,496	22,666
Repayment of officer's loan	(2,000)	-
Proceeds from the exercise of stock options and purchase of preferred stock	-	432,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	26,496	454,666

(DECREASE) INCREASE IN CASH	(50,909)	77,806
CASH - BEGINNING OF PERIOD	50,909	27,782
CASH - END OF PERIOD	$-	$105,588

Supplemental disclosure:
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$--	$-

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

In September 2006, the Company formed a new subsidiary, Coin Wash Associates, Inc., a Florida corporation, in order to diversify its business portfolio and enter the coin laundry market which has traditionally had very strong cash flow. Coin Wash Associates was incorporated to acquire coin laundry facilities in the southeastern part of the United States. The acquisition of Heavenly Suds, a coin laundry facility in Oakland Park, Florida was accomplished with cash. The transaction closed on November 15, 2006. In an agreement dated August 20, 2007, the Company agreed to transfer to Sean Fulda, a majority shareholder of the Company, all rights in Coin Wash Associates, Inc., including all of the assets and liabilities, with an effective date of April 1, 2007, in exchange for a general release from all

On March 29, 2007 and revised on August 1, 2007, the Company entered into a Binding Letter of Intent with Pluginz, LLC with respect to a proposed acquisition of 100% of the capital stock of Pluginz, Inc. and Plugin Stores, Inc., which together comprise the Pluginz business (collectively “Pluginz”). Pursuant to the Letter of Intent, the closing date was to be within 30 days from the date of the Letter of Intent, unless mutually extended in writing, at which time the Company intends to enter into a definitive agreement with Pluginz. As of September 30, 2007, the transaction has not yet closed.

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

Below is a table detailing activity within the allowance for doubtful accounts for the nine months ended September 30, 2007.

2007

Beginning balance	$3,000
Additions to allowance	-
Reduction to allowance	3,000
$-

Historically, the Company has not encountered sales returns. The Company does not anticipate sales returns in the future.

NOTE 4 - PROPERTY AND EQUIPMENT

The Company's property and equipment at September 30, 2007 and December 31, 2006 consist of the following:

	2007	2006
Internal use software	$104,248	$104,248
Leased equipment	89,810	89,810
Less depreciation and amortization	(108,572))	(73,610)
Net property and equipment	$85,486	$120,448

Total depreciation expense was recorded as $34,962 for the nine months ended September 30, 2007.

Accumulated depreciation for the Company's leased equipment as of September 30, 2007 and December 31, 2006 was $75,221 and $52,759 respectively.

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

NOTE 5 - LEASED EQUIPMENT

The Company generally leases GPS devices, see Note 4, to its customers under operating leases for a period of three years. The following table depicts the Company's current expected future operating lease rentals by year:

	2007	2008	2009
Future Rentals	$12,521	$8,772	$798

NOTE 6 - LOAN PAYABLE - OFFICER

The table below details transactions related to the loan payable to the Company's Chief Executive Officer during nine months ended September 30, 2007:

2007
Beginning balance	$361,380
Payments	(2,000)
Advances from officer to pay outstanding bills	776
Accrued interest	27,719
Ending balance	$387,875

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

The Company's net deferred tax asset as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Net operating loss carryforward	$6,632,000	$6,372,000
Valuation allowance	(6,632,000)	(6,372,000)
Net deferred tax asset	$0	$0

The components of current income tax expense as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(86,000)	(851,000)
Change in valuation allowance	86,000	851,000
Income tax expense	$-	$-

NOTE 7 - INCOME TAXES (CONTINUED)

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	September 30, 2007	December 31, 2006
Tax expense (credit) at statutory rate-federal	(35.00%)	(35.00%)
State tax expense net of federal tax	(6.00%)	(6.00%)
Changes in valuation allowance	(41.00%)	(41.00%)
Tax expense at actual rate	0%	0%

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2007, the Company's Chief Executive Officer loaned the Company funds as needed. See Note 6.

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

NOTE 9 - STOCKHOLDERS' DEFICIT

During the nine months ended September 30, 2007, the Company recorded the following transactions within its stockholders' equity accounts:

PREFERRED STOCK TRANSACTIONS

The Company recorded a $440,000 Series A Convertible Preferred Stock Discount as of August 21, 2006, in connection with the issuance of the Series A Convertible Preferred Stock. This value represents the beneficial conversion feature derived upon the issuances of the Series A Convertible Preferred Stock on August 21, 2006. In this transaction, beneficial conversion feature is the difference between the fair market value of the common stock into which the Series A Convertible Preferred Stock is convertible less the amount paid by the holders to acquire the Series A Convertible Preferred Stock. The value is carried in the stockholders' equity portion of the balance sheet in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , which was issued by the FASB. The Company also referred to EITF Issue No. 00-27 for guidance. Amortization of this value will be recorded over the period of time until the earliest possible conversion date, August 15, 2007. Amortization will be recorded as an adjustment against accumulated deficit as the beneficial conversion feature is considered to be a form of a dividend paid to the holders of the Series A Convertible Preferred Stock. Amortization recorded during the three and nine months ended September 30, 2007 amounted to $- and $278,217, respectively.

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

Basic Earning Per Share Computation
	For the Three Months Ended September 30,
	2007	2006

Loss available to common shareholders	$28,016	$(203,926)

Basic Loss per common share	$(0.00)	$(0.00)

Weighted-average shares used to compute:
Basic loss per share	1,093,683,760	889,072,057

Dilutive Earning Per Share Computation:
	For the Nine Months Ended September 30,
	2007	2006

Loss available to common shareholders	$44,643	$(1,616,621)

Dilutive Loss per common share	$(0.00)	$(0.00)

Weighted-average shares used to compute:
Diluted loss per share	1,093,683,760	808,072,057

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

	For the Three Months Ended September 30,
	2007	2006

Convertible Debentures	-	24,057,000
Stock Options	-	122,500,000
Total	-	146,557,000

	For the Nine Months Ended September 30,
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

Item 2.            Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties.  We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including: our ability to continue as a going concern; adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs, customer acceptance of our products or difficulties related to our integration of the businesses we may acquire; and other risks described in our annual report on Form 10-KSB for the fiscal year December 31, 2006 and elsewhere in this report.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2006.

Our Business

In May 1999, we were incorporated in Georgia under the name PlanetLink Communications, Inc. for the purpose of providing international telecommunications and wireless services, principally in Georgia.  Prior to the end of fiscal 2001, we directed our efforts toward satellite television services and products.  During the fiscal years ended December 31, 2002 and 2003, we provided television services and consumer two-way, satellite-based Internet service through our dealership agreement with EchoStar Communications.  Virtually all of our revenue during these periods was the result of the Echostar Agreement.  In 2003, after four years of retail operations and an evolving business strategy, we moved away from store retailing to focus on developing satellite-enabled products based on Global Positioning Systems, or GPS, technology.  In April 2004, we formed our subsidiary, PlanetTRAKS, Inc., a Nevada corporation, whose headquarters is in San Antonio, Texas.  PlanetTRAKS focuses on the satellite-based mobile asset management market.  In the fourth quarter of 2004, we recorded our first sales from the TransTRAK product line.

In September 2006, we formed a new subsidiary, Coin Wash Associates, Inc., a Florida corporation, in order to diversify our business portfolio and enter the coin laundry market which has traditionally had very strong cash flow.  Part of our strategy was to grow Planetlink by acquisition.  Coin Wash Associates was incorporated to acquire coin laundry facilities in the southeastern part of the United States.  The acquisition of Heavenly Suds, a coin laundry facility in Oakland Park, Florida was accomplished with cash.  The transaction closed on November 15, 2006.  In early 2007, we determined the assets acquired by our subsidiary, Coin Wash Associates, Inc., were underperforming and immediately sought to dispose of the subsidiary itself or its assets and liabilities.  On August 20, 2007, and effective on April 1, 2007, we agreed to dispose of these assets, which consisted entirely of cash and laundry facilities such as washers and dryers, in exchange for a general release and full indemnification such that all expenses of the subsidiary from its inception through April 1, 2007 would be the responsibility of the purchaser, Sean Fulda, who is also a majority shareholder in Planetlink.  We recorded a loss on the disposal of our subsidiary, Coin Wash Associates, Inc., of $94,725 on April 1, 2007.

In the fourth quarter of 2006, we determined to wind down our PlanetTRAKS operations due to lack of capital.  As a result, we are no longer seeking new accounts.  We continued to service our existing portfolio of accounts through the first quarter of 2007.  However, we had no revenue in the second quarter of 2007 and we do not anticipate further revenues from our PlanetTRAKS operations.

During the third quarter of 2007, all corporate actions were directed toward consummating an acquisition strategy with Pluginz LLC, a California limited liability company.  A Letter of Intent was signed in March 2007 but the acquisition was not completed in the second quarter because financing was not available at that time.  Subsequent to those efforts, on October 19, 2007, a Definitive Agreement to acquire Pluginz LLC was closed.  See “Recent Developments.”

On November 12, 2007, the Registrant executed a Stock Purchase Agreement with PlanetTRAKS Inc., a Nevada corporation, a wholly-owned subsidiary of the Registrant, as the Purchaser, DnC Multimedia, Inc., a Delaware corporation (“DnC”), and Pluginz, LLC, a California limited liability company, the Seller.  See “Recent Developments.”

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

Long-Lived Assets

We have adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”).  The Statement requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

Revenue Recognition

Revenues are recognized in the period that services are provided.  For revenue from product sales, we recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”).  SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  We defer any revenue for which the product has not been delivered or is subject to refund until such time that our Company and the customer jointly determine that the product has been delivered or no refund will be required.  Payments received in advance are deferred until the trusses are built and shipped to customers.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements.  EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF 00-21 on our consolidated financial position and results of operations was not significant.

We recognize revenue for the services that we provide in the following manner:

•	All revenue for the sale of devices plus their installation and shipping costs is recognized upon installation of the device.

•	Internal Lease Revenue is recognized when billed to the customer on a monthly basis.

•	Revenue from monitoring services is recognized when billed to the customer on a monthly basis on the 15th of the month for the following month.

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

Results of Operations

Revenue.

During the nine-month period ended September 30, 2007 we had sales of $0 as compared to $248,660 during the nine-month period ended September 30, 2006, which represented a 100% decrease over the nine-month period ended September 30, 2006.  The decrease in sales for the nine-month period ending September 30, 2007 over the same period last year was a result of our decision to wind down the operations of our PlanetTRAKS subsidiary.  Some customers have questioned our ability to service them in the past and have recently decided to switch service providers.  We do not anticipate further revenues from our subsidiary.

Cost of Goods Sold.

Cost of Goods sold during the nine-month period ended September 30, 2007 and 2006 was $39,231 and $152,331, respectively.  Gross profit (loss) during the nine-month period ended September 30, 2007 and 2006 was $39,231 and $96,329, respectively.  The gross loss for the three and nine months ended September 30, 2007 was a result of additional expenses we incurred as operations within the PlanetTRAKS subsidiary were wound down.

Operating Expenses.

During the nine-month period ended September 30, 2007 and 2006, stock-based compensation decreased to $0 from $1,452,959 for the nine months ended September 30, 2006.  We discontinued our reliance on the issuance of stock for services and also winded down operations such as the marketing program, which was being implemented in early 2006.

Selling general and administrative expenses were $245,349 and $378,009 for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in operations-related expenses was a result of the winding down of operations related to the PlanetTRAKS subsidiary.

Depreciation expense was $34,962 and $133,941 for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in depreciation was a result of the reduced cost basis of fixed assets in place in 2007, as opposed to in early 2006.  We recorded a significant impairment loss on our internal use software in the fourth quarter of 2006.

Interest Expense.

Interest expense was $30,718 and $93,188 for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in interest expense for the period ended September 30, 2007 was the result of the fact that all of our convertible debentures and the associated beneficial conversion feature were not present in 2007.  As a result of the decreased debt balance, there was no interest expense associated with convertible debts for 2007.

Liquidity and Capital Resources

As of September 30, 2007 and December 31, 2006, we had a working capital deficit of ($838,607) and ($477,043), respectively.  The deficit in cash flows from operating activities for both years ended was primarily attributable to lack of a significant revenue stream.  The cash outflows for 2007 were less than in 2006 due to reduced expenditures related to the marketing programs instituted in prior years and the winding down of the PlanetTRAKS business operations.

Cash flows used in investing activities totaled $0 and $5,553 for the nine-months ended September 30, 2007 and 2006, respectively.  We purchased some GPS units in early 2006.  However, in 2007 we did not spend any of our funds to purchase GPS units.

We met our cash requirements during the nine months ended September 30, 2006 through proceeds from the exercise of employee stock options to purchase common stock of $432,000 and from advances from an officer of $22,666, which resulted in net cash provided by financing activities of $454,660.  In 2007, we paid $2,000 on the officer note payable and received ($26,496) in proceeds from the officer, for incidental expenses incurred on behalf of the Company, which resulted in net cash provided by financing activities of ($28,496).

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

Capital Expenditures and Commitments

We negotiated the sale of our recently acquired Coin Wash Associates, Inc. subsidiary with an effective date of April 1, 2007, and may consider the sale of additional material property, plant or equipment during the next 12 months.  Without substantial financial resources we do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Recent Developments

Departure of Directors.  Effective October 10, 2007, the shareholders of the Registrant voted to remove all existing directors and to elect M. Dewey Bain as sole director of the Registrant effective immediately.  The Registrant had relieved Amy Trombly and Jim Crane of their duties as members of the Board of Directors (the “Board”).  The appointment to the Board of Amy Trombly and Jim Crane, which provided them with certain abilities and the fiduciary responsibility to the shareholders had been breached in many key areas.  This resulted in a determination and act of a majority of the Registrant’s shareholders, that Amy Trombly and Jim Crane be removed from the Board of Directors and stripped of all duties that they were hired to perform for the Registrant.

However, removal by the Registrant’s shareholders became moot, since on October 12, 2007, the Registrant was notified that Amy Trombly and Jim Crane had resigned as members of the Board of Directors of the Registrant.  Consequently, the actions of the shareholders were not necessary, and such actions were rescinded.  As a result, as of October 12, 2007, the sole director of the Registrant is M. Dewey Bain.  Mr. Bain remained as the sole officer of the Registrant.

Prior to their resignations, Ms. Trombly and Mr. Crane had breached their fiduciary responsibilities to the shareholders of the Registrant in many key areas, including, but not limited to, the unauthorized issuance of 1,375,000,000 shares of the common stock of the Registrant to each of Ms. Trombly and Mr. Crane, or a total of 2,750,000,000 shares.  The Registrant cancelled the issuance of the 2,750,000,000 shares to Ms. Trombly and Mr. Crane.  We filed Current Reports regarding these events on October 12, 2007 and October 18, 2007.

Election of Chief Executive Officer.  On October 29, 2007, Robert Lott was elected as our chief executive officer, replacing M. Dewey Bain, as our president and chief executive officer.  Mr. Bain remains as our sole director.  Mr. Lott’s compensation has not yet been determined.  When it is, appropriate disclosure will be made.  A Current Report on Form 8-K was filed with the Commission on November 15, 2007 regarding this event.

Mr. Lott is not related to any other officer or director of Planetlink.

Mr. Lott is 39 years old.  From November 2006 to present, Mr. Lott has served as president of Pluginz, Inc.; from July 2005 to present Mr. Lott has served as director and chief operating officer of Knowledge Market, Inc.; from January 2005 to present Mr. Lott has served as general counsel to Guardian Advisors, LLC; from January 2005 to November 2006 Mr. Lott has served as vice president of Visual Media, Inc.; from August 2003 to January 2005 Mr. Lott has served as managing director of Atherton Advisors, LLC; from July 2003 to December 2004 Mr. Lott has served as chief executive officer of Editing Utopia, LLC; from July 2004 to January 2005 Mr. Lott has served as in-house counsel to SVIC, LLC; from September 2002 to September 2003 Mr. Lott has served as managing partner of Knowledge Market, LLC; and from April 2000 to August 2002 Mr. Lott has served as venture associate to SVIC, LLC.  Mr. Lott has a B.A. from Stetson University and a J.D. from Pepperdine University School of Law.

Closing of Pluginz Inc. Stock Purchase Agreement.  On October 19, 2007, we closed a Stock Purchase Agreement executed on October 18, 2007 with PlanetTRAKS Inc., our wholly-owned subsidiary, as the Purchaser, Pluginz Inc., a Florida corporation, and Plugin Stores, Inc., a Delaware corporation (together, the “Companies”), and Pluginz, LLC, a California limited liability company, the Seller.  We filed a Current Report on Form 8-K on October 23, 2007 regarding this event.

Pursuant to the agreement, the Seller sold to the Purchaser all of the capital stock that the Seller owns in each of the Companies (the “Shares”), in accordance with the terms and conditions of the agreement.

Sale of Capital Stock.  At the closing of the agreement, the Seller sold to the Purchaser all of the Shares.

Closing Deliveries of the Purchaser and the Registrant.  Upon the terms and subject to the conditions set forth in the agreement, at the closing, Planetlink and the Purchaser delivered the purchase price to the Seller, including the stock certificates and promissory note.

“Purchase price” means the combination of: (a) a promissory note for $75,000.00 to be paid to the Seller within 180 days of the Closing and (b) 1,700,000,000 shares of Planetlink’s common stock.

A copy of the agreement was attached as an exhibit to a Current Report filed by Planetlink on October 19, 2007.

Mr. Lott is the owner of 488,410,000 shares of Pluginz, LLC or 28.73% of the outstanding shares of Pluginz, LLC.  In addition, Mr. Lott is the manager of Pluginz, LLC.  Pluginz, LLC filed a Schedule 13D with the Securities and Exchange Commission in connection with its acquisition of Planetlink’s shares on November 2, 2007.  Pluginz, LLC filed a Form 3 on November 5, 2007 with the Commission, in connection with its ownership interest in Planetlink.  Mr. Lott filed a Form 3 with the Commission on November 9, 2007.

Execution of DnC Stock Purchase Agreement.  Effective as of October 25, 2007, Planetlink entered into a Letter of Intent setting forth certain understandings between Pluginz, LLC (the “Seller”) and Planetlink and the wholly-owned subsidiary of Planetlink PlanetTRAKS, Inc. (the “Purchaser”) with respect to the acquisition of 100% of the capital stock of DnC Multimedia, Inc., a Delaware corporation.  A copy of the Letter of Intent was attached to a Current Report on Form 8-K filed with the Commission on October 26, 2007.  On November 12, 2007, we executed a definitive Stock Purchase Agreement which was attached to a Current Report filed on November 15, 2007 as an exhibit..  The terms of the agreement are as follows:

•
The Seller wishes to sell to the Purchaser, and Planetlink wishes for the Purchaser to purchase from the Seller, all of the capital stock that the Seller owns in DnC (the “Shares’), in accordance with the terms and conditions of the agreement.

•
At the Closing and subject to and upon the terms and conditions of the agreement, the Seller will sell, transfer, convey and deliver to Purchaser and Parent will cause Purchaser to purchase and acquire from the Seller, good and valid title to all of the Shares, free and clear of any encumbrances.

•
In consideration of the sale of the Shares, upon the terms and subject to the conditions set forth in the agreement, Planetlink shall cause the Purchaser to pay the Purchase Price to the Seller.  The stock issued to the Seller as part of the Purchase Price is in exchange for the Shares and the promissory note issued to Seller is additional consideration.

•
Upon the terms and subject to the conditions of the agreement, the sale and purchase of the Shares shall take place at a closing (the “Closing”), which will take place as promptly as practicable after the execution and delivery of the agreement.  In any event the Closing shall take place within 10 days of the execution of the agreement (the “Closing Deadline”).

•	Upon the terms and subject to the conditions set forth in the agreement, at the Closing, Planetlink and the Purchaser shall deliverthe Purchase Price to the Seller.

•	“DnC’s Capital Stock” shall mean DnC’s Common and any other shares of capital stock, if any, of DnC, taken together.

•	“DnC’s Common” shall mean shares of its common stock, no par value per share.

•	“Purchase Price” shall mean 250,000,000 shares of Planetlink’s common stock and 1,250,000 shares of Planetlink’s Series A preferred stock.

•	“Shares” shall mean all shares of DnC’ Capital Stock outstanding immediately prior to and at the Closing.

On November 8, 2007, the Registrant executed a Settlement Agreement with Sean Fulda and Michael Fulda (collectively, the “Members”).  Each Member is the owner of record of 1,041,667 shares of the Registrant’s Series A Preferred Stock (the “Preferred Shares”).  The Registrant and the Members determined that it would be in their mutual best interests to adjust the scope of the rights associated with the Preferred Shares in exchange for certain value to the capital stock of the Company as a result of the acquisition of DnC Multimedia, Inc. (“DnC”) discussed above.

•
Pursuant to the Settlement Agreement, notwithstanding the conversion and anti-dilution rights associated with the Preferred Shares, it was agreed that the conversion rights and anti-dilution rights associated with each Member’s Preferred Shares of stock that have not been converted before the time the Registrant receives at least $1,000,000 in funding, shall be limited to a maximum of 4.95% of the total outstanding shares of the Registrant’s fully diluted common stock at that time, regardless of any reverse splits of the Registrant’s common stock prior to conversion of the Preferred Shares to common stock.  Each Member’s Preferred Shares shall be converted to common stock within 30 days of the Registrant receiving the $1,000,000 in funding. At the Closing and subject to and upon the terms and conditions of the agreement, the Seller will sell, transfer, convey and deliver to Purchaser and Parent will cause Purchaser to purchase and acquire from the Seller, good and valid title to all of the Shares, free and clear of any encumbrances.

•	Upon the closing of the acquisition of DnC discussed above, the voting preference associated with the Preferred Shares shall be terminated.

A copy of the Settlement Agreement with Sean Fulda and Michael Fulda was attached to a Current Report filed on November 15, 2007 as an exhibit.

On November 12, 2007, the Registrant and M. Dewey Bain executed a Settlement Agreement.  Mr. Bain is the owner of record of 500,000 shares of the Registrant’s Series A Preferred Stock (the “Preferred Shares”).  The Registrant and Mr. Bain nave determined that it would be in their mutual best interests to adjust the scope of the rights associated with the Preferred Shares in exchange for certain value to the capital stock of the Registrant as a result of the acquisition of DnC discussed above.

Notwithstanding the conversion and anti-dilution rights associated with the Preferred Shares, the Registrant and Mr. Bain agreed that the conversion rights and anti-dilution rights associated with Mr. Bain’s Preferred Shares shall be limited to a maximum of 2.5% of the total outstanding shares of the Registrant’s fully diluted common stock at that time, regardless of any reverse splits of the Registrant’s common stock prior to conversion of the Preferred Shares to common stock.  Mr. Bain’s Preferred Shares shall be converted to common stock within 30 days of the execution of the agreement.

Upon the closing of the acquisition of DnC by the Registrant, the voting preference associated with the Preferred Shares shall be terminated.

In the event that the acquisition of DnC by the Registrant does not occur within 60 days of the agreement, all limitations on voting rights and conversion percentages shall be null and void.

A copy of the Settlement Agreement with Mr. Bain was attached to a Current Report filed on November 15, 2007 as an exhibit.

In addition, on November 12, 2007, the Registrant borrowed $50,000 from Mr. Bain for working capital purposes.  The loan bears interest at the rate of 15% per annum and is due May 16, 2008.

A copy of the promissory note payable to Mr. Bain was attached to a Current Report filed on November 15, 2007 as an exhibit.

Moreover, on November 8, 2007, the Registrant borrowed $50,000 from Sean Y. Fulda for working capital purposes.  The loan bears interest at the rate of 15% per annum and is due May 7, 2008.

A copy of the promissory note payable to Mr. Fulda was attached to a Current Report filed on November 15, 2007 as an exhibit.

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

Off-Balance Sheet Arrangements

At September 30, 2007, we do not have any off-balance sheet arrangements.

Item 3.                 Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Charys have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Our independent registered public accounting firm, formerly J. Crane and Company, LLC, has issued an audit report on our assessment of our internal control over financial reporting, which is included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

Changes in Internal Controls Over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of business, we may be involved in legal proceedings from time to time.  Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have material adverse effect on our financial position, results of operations or liquidity.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We had no sales of unregistered securities during the period covered by this Form 10-QSB.  However, on August 29, 2007, Amy Trombly and James Crane, two of our directors, without proper authorization, issued 1,375,000,000 shares to each of themselves, for a total of 2,750,000,000 shares.  On October 12, 2007, Ms. Trombly and Mr. Crane resigned as our directors.  On October 18, 2007, the 2,750,000,000 shares illegally issued to Ms. Trombly and Mr. Crane were cancelled.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.  However, see “Recent Developments” in Part I, Item 2, above.

Item 5.	Other Information.

None.

Item6.	Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Certification of Robert Lott, Chief Executive Officer of Planetlink Communications, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of M. Dewey Bain, Chief Financial Officer of Planetlink Communications, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Robert Lott, Chief Executive Officer of Planetlink Communications, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of M. Dewey Bain, Chief Financial Officer of Planetlink Communications, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
__________
*   Filed herewith.
** Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANETLINK COMMUNICATIONS, INC.

Dated: November 19, 2007.

	By	/s/ Robert Lott
Robert Lott, Chief Executive Officer