Form 10QSB/A
period 2007-09-30
PLANETLINK COMMUNICATIONS INC
filed 2007-11-23
CIK 1123845

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31763

PLANETLINK COMMUNICATIONS, INC.
(Name of small business issuer in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2466623 (I.R.S. Employer Identification No.)
11050 Regal Forest Drive, Suwanee, Georgia (Address of principal executive offices)	30024 (Zip Code)

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

EXPLANATORY NOTE

On November 20, 2007, we filed with the Securities and Exchange Commission our Quarterly Report on Form 10-QSB, for the quarterly period ended September 30, 2007.  This Amendment to our Quarterly Report on Form 10-QSB is being filed to amend Item 1, Financial Statements and Item 2, Management’s Discussion and Analysis or Plan of Operation.  There was miscommunication between the auditors and the issuer regarding approval of the filing of the Form 10-QSB.  The filing of this Form 10-QSB/A, Amendment No. 1, is not an admission that our Form 10-QSB for the quarter ended September 30, 2007, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

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

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$-	$101,665	$-	$248,660
Cost of sales	-	63,759	39,231	152,331
Gross profit (loss)	-	37,906	(39,231)	96,329

Stock based compensation	-	200,645	-	1,452,959
Selling, general and administrative expense	11,072	118,227	245,349	378,009
Depreciation	7,484	44,823	34,962	133,941
Total operating expenses	13,654	280,311	280,311	1,964,909

Loss from operations	18,556	319,542	(319,546)	(1,868,580)
Amortization of preferred stock discount	56,379		278,219
Other Expenses	-0-
Loss on disposal of subsidiary	-	-	94,725	-
Interest expense	9,460	19,358	30,718	93,188
Total Other Expenses	65,839	19,358	403,660	93,188

Net loss before taxes	(79,493)	(345,147)	(722,860)	(1,961,768)

Tax expense	-	—	-	—

Net loss available to common shareholders	$(79,493)	$(345,147)	$(722,860)	$(1,961,768

Loss per common share
Basic	$0.00	$0.00	$0.00	$(0.00
Diluted	$0.00	$0.00	$0.00	$(0.00

Weighted-average shares used to compute:
Basic	1,093,683,760	870,050,227	1,093,683,760	993,520,307
Diluted	1,093,683,760	870,050,227	1,093,683,760	993,520,307

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
AS OF SEPTEMBER 30, 2007

			Series A				Preferred	Additional
	Preferred Stock		Preferred Stock		Common Stock		Stock	Paid – in	Accumulated
	Shares	Par $.001	Shares	Par $.001	Shares	Par $.001	Discount	Capital	Deficit	Total
Balance, December 31, 2004	-	-	-	-	208,516,804	208,516	-	12,545,930	(12,589,233)	165,213
Issuance of common stock for compensation	-	-	-	-	281,734,339	281,735	--	1,310,106	-	1,591,841
Issuance of common stock for conversion of debt	-	-	-	-	76,252,935	76,253	--	865,439	-	941,692
Exercise of common stock options	-	-	-	-	20,000,000	20,000	--	180,000	-	200,000
Stock option expense	-	-	-	-	-	-	--	274,286	-	274,286
Issuance of preferred stock for cash	25,000	25,000	-	-	-	-	--	-	-	25,000
Net loss	-	-	-	-	--	--	-	-	(3,183,751)	(3,183,751)
Balance, December 31, 2005	25,000	25,000	-	-	586,504,078	586,504	-	15,175,761	(15,772,984)	14,281
Issuance of common stock for compensation	-	-	-	-	242,627,150	242,627	-	550,620		793,247
Issuance of common stock for conversion of debt	-	-	-	-	116,552,532	116,553	-	114,847		231,400
Exercise of common stock options	-	-	-	-	148,000,000	148,000	-	184,000		332,000
Stock option expense	-	-	-	-	-	-	-	577,077		577,077
Issuance of preferred stock for cash			2,083,334	2,083	-	-	(400,000)	497,917		100,000
Issuance of preferred stock for conversion of debt	-	-	500,000	500	-	-	(40,000)	119,500		80,000
Amortization of preferred stock discount	-	-	-	-	-	-	161,783		(161,783)	-
Net loss									(2,436,483)	(2,436,483)
Balance, December 31, 2006	25,000	25,000	2,583,334	2,583	1,093,683,760	1,093,684	(278,217)	17,219,722	(18,371,250)	(308,478)
Amortization of preferred stock discount	-	-	-	-	-	-	278,217	-	(221,838)	-
Net loss	-	-	-	-	-	-	-	-	(722,860)	(722,860)
Balance, June 30, 2007	25,000	25,000	2,583,334	2,583	1,093,683,760	1,093,684	0	17,219,722	(19,094,110)	(75,312)

The accompanying notes are an integral part of these financial statements.

PLANETLINK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER
30, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(722,860)	$(1,961,768))
Adjustments to reconcile net loss to net cash used in operating activities:
Disposition of subsidiary	48,117	-
Stock-based compensation	-	707,264
Stock option expense	-	577,077
Conversion cost for convertible debentures	-	168,618
Amortization of deferred financing costs	278,217	32,805
Amortization of beneficial conversion feature	-	41,639
Depreciation	34,962	133,941
Changes in assets and liabilities
Accounts receivable	10,222	(27,306)
Other assets	1,425	7,400
Book overdraft	-0-	-
Accounts payable and accrued expenses	278,513	(50,398)
Customer deposits	-	3,344
Convertible debentures	-	(3,923))
NET CASH USED IN OPERATING ACTIVITIES	(77,405))	(371,307))

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(5,553))
NET CASH USED IN INVESTING ACTIVITIES	-	(5,553))

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of officer's loan	28,496	22,666
Repayment of officer's loan	(2,000)	-
Proceeds from the exercise of stock options and purchase of preferred stock	-	432,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	26,496	454,666

(DECREASE) INCREASE IN CASH	(50,909)	77,806
CASH - BEGINNING OF PERIOD	50,909	27,782
CASH - END OF PERIOD	$-	$105,588

Supplemental disclosure:
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$--	$-

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

14

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

Planetlink has been in financial difficulties since it was incorporated.

In 2002, we were selling subscriptions to satellite television programs in retail mall stores.  The income was only half of the expenses.  We tried every approach possible to cut expenses while increasing income, but to no avail.  In 2003, we entered a research and development phase with the design of our own software for tracking vehicles owned by small businesses using GPS technology.  The R&D phase took almost a year, but we emerged with a robust system which would easily save more money for business owners than the cost of monitoring their vehicles.  The initial rollout was slow but growing.  We came so close to huge contracts with a bus system in Mexico City, a shared arrangement with Karta Technology (the company who developed our software) and a contract with a business in Atlanta which was negotiating a contract with the Department of Defense.  Any one of these contracts could have rocketed Planetlink to the GPS forefront, but in each case (and countless smaller contracts) we did not secure the arrangement.

Since it was apparent by the end of 2006 that Planetlink could not continue its sales and monitoring of vehicles, we have looked for a merger partner that could restore value to our shareholders.  After what seemed like an interminable period of discussions and negotiations, we have acquired two companies in separate stock purchase agreements.  Pluginz is the leading provider of software adaptations to existing programs counting Adobe as its leading client, among others.  Pluginz brought Planetlink together with DnC, a leading maker of MP3 players in South Korea.  The joinder of Planetlink, Pluginz, and DnC gives Planetlink shareholders a much brighter future than any of the business arrangements we have attempted to consummate over the last five years.

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

Cost of Goods Sold.

Cost of Goods sold during the nine-month period ended September 30, 2007 and 2006 was $0 and $152,331, respectively.  Gross profit (loss) during the nine-month period ended September 30, 2007 and 2006 was $0 and $96,329, respectively.  The gross loss for the three and nine months ended September 30, 2007 was a result of additional expenses we incurred as operations within the PlanetTRAKS subsidiary were wound down.

Operating Expenses.

During the nine-month period ended September 30, 2007 and 2006, stock-based compensation decreased to $0 from $1,284,341 for the nine months ended September 30, 2006.  We discontinued our reliance on the issuance of stock for services and also winded down operations such as the marketing program, which was being implemented in early 2006.

Selling general and administrative expenses were $0 and $378,009 for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in operations-related expenses was a result of the winding down of operations related to the PlanetTRAKS subsidiary.

Depreciation expense was $0 and $133,941 for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in depreciation was a result of the reduced cost basis of fixed assets in place in 2007, as opposed to in early 2006.  We recorded a significant impairment loss on our internal use software in the fourth quarter of 2006.

Interest Expense.

Interest expense was $0 and $93,188 for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in interest expense for the period ended September 30, 2007 was the result of the fact that all of our convertible debentures and the associated beneficial conversion feature were not present in 2007.  As a result of the decreased debt balance, there was no interest expense associated with convertible debts for 2007.

Liquidity and Capital Resources

As of September 30, 2007 and December 31, 2006, we had a working capital deficit of $3,777 and $348,641, respectively.  The deficit in cash flows from operating activities for both years ended was primarily attributable to lack of a significant revenue stream.  The cash outflows for 2007 were less than in 2006 due to reduced expenditures related to the marketing programs instituted in prior years and the winding down of the PlanetTRAKS business operations.

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

Recent Developments

Departure of Directors.  Effective October 10, 2007, the shareholders of the Registrant voted to remove all existing directors and to elect M. Dewey Bain as sole director of the Registrant effective immediately.  The Registrant had relieved Amy Trombly and Jim Crane of their duties as members of the Board of Directors (the “Board”).  The appointment to the Board of Amy Trombly and Jim Crane, which provided them with certain abilities and the fiduciary responsibility to the shareholders, had been breached in many key areas.  This resulted in a determination and act of a majority of the Registrant’s shareholders, that Amy Trombly and Jim Crane be removed from the Board of Directors and stripped of all duties that they were hired to perform for the Registrant.

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

Item 3.                 Controls and Procedures.

Incorporated by reference from the Registrant’s report on Form 10-QSB filed November 20, 2007.

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

Incorporated by reference from the Registrant’s report on Form 10-QSB filed November 20, 2007.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Incorporated by reference from the Registrant’s report on Form 10-QSB filed November 20, 2007.

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

PLANETLINK COMMUNICATIONS, INC.

Dated: November 21, 2007.

	By	/s/ Robert Lott
Robert Lott, Chief Executive Officer