Form 10KSB
period 2007-12-31
DNC Multimedia Corp
filed 2008-07-25
CIK 1123845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

 FORM 10-KSB

(Mark One)

 ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

 TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NO. 000-31763

DNC MULTIMEDIA CORP.
(Exact name of issuer as specified in its charter)

GEORGIA	58-2466623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11050 Regal Forest Drive, Suwanee, Georgia	30024
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (770) 476-7903

Securities registered under
Section 12(b) of the Exchange Act: NONE.

Securities registered under
Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE.
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. 

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No 

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  No 

State issuer's revenues for its most recent fiscal year: $116,839

As of July 1, 2008, the aggregate market value of the issuer's common stock held by non-affiliates was $95,346.80 (based on the closing price of $0.0009 per share of common stock on July 1, 2008, as reported by the Over-the-Counter Bulletin Board).

State the number of shares outstanding of each of the issuer's classes of common stock as of July 1, 2008: 119,131,763

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

In April 2004, the Company formed a wholly-owned subsidiary, PlanetTRAKS, for the purpose of introducing TransTRAK to the satellite-based mobile asset management market. In the fourth quarter of 2006, the Company determined to wind down its PlanetTRAKS operations due to lack of capital. As a result, at June 30, 2007, the Company was no longer seeking new accounts.  As of September 30, 2007, the company discontinued the service to its existing portfolio of accounts.

In September 2006, the Company formed a new subsidiary, Coin Wash Associates, Inc., a Florida corporation, in order to diversify its business portfolio and enter the coin laundry market that has traditionally had very strong cash flow. Coin Wash Associates was incorporated to acquire coin laundry facilities in the southeastern part of the United States. The acquisition of Heavenly Suds, a coin laundry facility in Oakland Park, Florida was accomplished with cash. The transaction closed on November 15, 2006. In an agreement dated August 20, 2007, the Company agreed to transfer to Sean Fulda, a majority shareholder of the Company, all rights in Coin Wash Associates, Inc., including all of the assets and liabilities, with an effective date of April 1, 2007, in exchange for a general release from all claims or potential claims Mr. Fulda may have had against the Company.

On October 19, 2007, the Company’s subsidiary, PlanetTRAKS acquired Pluginz Inc., a Florida corporation, and Plugin Stores, Inc., a Delaware corporation. Pluginz, LLC (the “Seller”), sold 100% of the capital stock in each of the companies, Pluginz, Inc. and Plugin Stores, Inc. in exchange for: (a) a promissory note for $75,000.00 to be paid to the Seller within 180 days of the Closing and (b) 1,700,000,000 shares of the Registrant’s common stock.

On November 27, 2007, the Company’s subsidiary, PlanetTRAKS acquired DnC Multimedia, Inc., a Delaware corporation (“DnC”), Pluginz, LLC (the “Seller”), sold 100% of the capital stock in DnC in exchange for 250,000,000 shares of the Registrant’s common stock and 1,250,000 shares of the Registrant’s Series A preferred stock.  Pursuant to the agreement M. Dewey Bain continued to serve as a member of the Registrant’s board of directors.  Upon the closing, the Registrant appointed Hanseo Park, Chris Piercy, Robert Lott and Robert Lau to the Registrant’s board of directors.  Chris Piercy was appointed to be the Registrant’s chairman of the board.

INDUSTRY OVERVIEW

The Company is in the consumer electronics industry, focused primarily on portable devices, which represents one of the most competitive media technology markets.

Portable devices have largely fallen into one of two categories for the last decade: cellular phones and music players (mp3).  Within the 15-35 year old demographic, both cellular phones and mp3 players have transitioned from a nice-to-have to a need-to-have product.  This demand has partially fueled a trend toward incorporating multiple functions within a single device, thereby merging the competitive landscapes for cellular phones and mp3 players. The Apple iPhone is the dominant example of this trend.  However, for several years many cellular phones have functioned as mp3 players, among other things; and there have been a number of products directly competing with the iPhone since its initial launch.

In spite of the trend toward cellular phone-media player convergence, it is likely that the markets for separate devices will remain strong for several reasons:  1) storage capacity in a multi-media phone is relatively limited to that of a non-phone media player; 2) form factor options vary between phones and players; and 3) some cellular phone market segments prefer to keep their phone and media devices separate, e.g. business consumers who may prefer Blackberry type devices and may not want their personal media stored on a company-owned phone.  The Apple product line is a perfect example of this.  Apple has continued to offer a variety of versions of the iPod, even though its iPhone is generally capable of replacing the iPod.

OUR PRODUCTS

In January 2008 the Company unveiled its portable media player (PMP) that uses Microsoft Sideshow™ technology (our “Sideshow PMP”).  DnC developed this product under license agreements with nVidia and Microsoft to develop portable devices enabled to access the new Sideshow feature in PCs that run Microsoft’s Windows Vista.  Sideshow enables files on a Windows Vista-enabled PC to be accessed by a portable device via Bluetooth even when the PC is turned off.

DNC Multimedia plans to offer three models of Mobile Digital TV devices.  The first model has been launched in the Japan market by our channel partner, Trywin, and offers support for the Japanese 1seg broadcast standard. This device supports ISDB-T (1seg) Standard Mobile TV, Built-in AM/FM Radio, Audio/Video Player & Photo Viewer, and features a 2.8” WQVGA screen, SD, and USB capability. The second model will support DVB-T Standard Mobile TV, Built-in FM Radio, Audio/Video Player & Photo Viewer, Touch Screen, USB Support, and features a 2.7” WQVGA. The third device will offer PDA Function based on Windows CE 6.0, T-DMB Standard Mobile TV, Built-in FM Radio, an Audio/Video Player & Photo Viewer, SD, USB Support, and features a large 4.3” WQVGA Touch Screen display.

DNC Multimedia plans to offer three models of GPS navigation devices. The first model is a High Quality Navigation device that offers a high quality 4.3” TFT LCD screen and supports PIP (Navigation + Multi-media), AV in/out (Support Dual Monitor Out), Music/Video Player, and Photo/Text Viewer and Windows Applications. The second model is a cost effective lower cost navigation device that offers a 3.5” TFT LCD screen and supports Navigation or Multi-media playback, Music / Video Player, and Photo / Text Viewer and Windows Applications support. The 3rd Model will be a High Quality Navigation and Mobile TV device. This product offers a high quality 4.3” TFT LCD screen and supports PIP (Navigation + Multi-media), AV in/out (Support Dual Monitor Out), Music/Video Player, and Photo/Text Viewer and Windows Applications and additionally supports Mobile TV (T-DMB, DVB-T (H), ISDB-T (1seg) standard).

DNC Multimedia offers a Hearing Aid MP3 player with a patented “WiseAudio” feature for enhanced noise cancellation and audio quality. The device offers a“Sonic Gatherer” function that gather sound energy and Amplifies and Modulates sounds for the wearer. The product features support for Noise reduction Filter, Built-in FM Radio (Option), Audio/Video Player and Photo Viewer, "WiseAudio" Technology Support that allows Sound tuning technology based on the individual’s audibility through Simple and Easy Self Test Function. This allows for maximal hearing ability while protecting the individual’s hearing. The product will be focused on the elderly market and enterprise customers such as telephone call centers.

The Company’s subsidiary, Pluginz, business provides online electronic software distribution of high-end after market components (mostly software) for the film, broadcast and graphic design industries, and serves a community of digital artists that consists of over 12,000 registered members.

STRATEGIC ALLIANCES

Our operations depend largely upon strategic alliances with three companies.

nVIDIA provides the chipset for our Sideshow PMP that enables wireless interaction with a computer using Microsoft’s Windows Vista operating system.  nVIDIA also provides a software development kit (SDK) with which the Company was able to develop its Sideshow PMP.

Microsoft provides the Sideshow technology on which our Sideshow PMP is based. Our current agreement with Microsoft permits the Company to develop portable devices using the Microsoft Sideshow technology.

Trywin Co., Ltd. is our distributor for the Japan markets. We have a distribution agreement with Trywin for the sale of our 1-Seg portable television. The current agreement estimates sales of 30,000 units in 2008.

CUSTOMERS

For our Sideshow PMP and other consumer electronic products, the Company is targeting retail chain stores such and established consumer brands with whom we can serve as an OEM (original equipment manufacturer) partner.  The 1-Seg portable television product is exclusive to the Japanese market because of the bandwidth requirements of the device.  The Company is targeting the Japanese market through its distribution partner, Trywin Co., Ltd.

Purchasers of products sold through the Pluginz websites are generally independent digital artists or companies in the business of creating digital media content, such as film, television, graphic design, video games, websites and music.

SALES AND MARKETING

Our hardware business associated with the Korean operations has engaged primarily in business-to-business sales.  As an OEM partner to brand name companies, the Company has not had to engage in consumer level marketing campaigns.  Our sales and marketing activities are primarily focused on selling our products to brand name consumer electronics companies, who will then sell the products in the retail market under their brand name.

Marketing for the Pluginz business is largely based on the application of search engine optimization (SEO) techniques to attract more customers to our websites based on key word searches at leading search engines, such as Google and Yahoo.  The Pluginz business also uses its regular newsletters to offer discounts and promotions to our existing registered members.

EMPLOYEES

As of December 31, 2008, the Company had two full-time employees, and had retained fourteen independent contractors on a full time basis.

COMPETITION

The market for mp3 and other portable media products is competitive. Existing and potential competitors can be grouped as follows:

1. Companies with purchasing power on memory chips - Because of their ability to purchase memory chips and other components in large volumes, they can have competitive prices relative to the rest of the industry (Examples: Samsung Electronics, SanDisk, Dell, and Apple).

2. Contents providers - Content providers such as Napster have the ability to aggregate music (and other media) offerings to deliver over the Internet.  (Examples: Napster, Yahoo, www.raphsody.com, Apple iTunes)

3. Traditional home audio makers - Traditional home audio makers have existing brand value and experience in manufacturing.  (examples: Sony, Bose)

4. Major Retailer private label products - Retailers such as Wal-Mart have the advantage of promoting their own brands directly to customers within their stores. (examples: Best Buy, Wal-Mart, Radio Shack)

5. Emerging digital audio brands - Existing digital audio brands have the experience in MP3 player market. (Examples: Creative, RIO)

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

WE ARE NOT CURRENTLY PROFITABLE AND IF WE DO NOT OBTAIN ADDITIONAL OPERATING CAPITAL OUR BUSINESS WILL FAIL.

Due to lack of capital, we have stopped making payments to employees and independent contractors. If we are not able to resume making such payments to our key people, our business will fail.

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

Our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements for the fiscal year ended December 31, 2007. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time that we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements.

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

THE COMPANY’S SUCCESS OR FAILURE IS BASED LARGELY ON THE CONTIBUTIONS OF CERTAIN KEY PEOPLE.

In the event our chief technology officer and President of Asian Operations, Hans Park, were to leave the Company, there is a high probability that the business will fail.

WE ARE IN DEFAULT OF OUR REPAYMENT OBLIGATIONS WITH TRAFALGAR CAPITAL, WHICH MAY RESULT IN THE FORFEITURE OF THE COMPANY’S ASSETS.

On May 7, 2008, we received a notice of default from Trafalgar Capital pursuant to our obligations from the convertible debenture financing provided by Trafalgar Capital to the Company on November 30, 2008.  Under the terms of our agreements with them and the filing of a UCC financing statement, Trafalgar Capital has the right to seize the Company’s assets at any time.  In the event Trafalgar Capital exercises its right to seize the Company’s assets, the business will fail.

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

The price of our common stock that will prevail in the market may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

☐	Variations in our quarterly operating results;

☐	The development of a market in general for our products and services;

☐	Changes in market valuations of similar companies;

☐	Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

☐	Loss of a major customer or failure to complete significant transactions;

☐	Additions or departures of key personnel; and

☐	Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the OTC Bulletin Board and Pink Sheets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

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

BECAUSE THE COMPANY DID NOT REMAIN CURRENT ON ITS REPORTING REQUIREMENTS, THE COMPANY WAS REMOVED FROM THE OTC BULLETIN BOARD WHICH WILL LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCK HOLDERS TO SELL THEIR SHARE IN THE SECONDARY MARKET.

On April 25, 2008 the Company’s common stock was removed from listing on the OTC Bulletin Board for having been late with three previous filings during a two-year period, and is now listed on the Over the Counter “Pink Sheets.”  The Company will not be eligible for re-listing on the OTC Bulletin Board for a period of at least one year from the date that the Company becomes current with its reporting obligations.  As a result, the market for our stock may be limited and you may find it more difficult to sell your shares.

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

ITEM 2. DESCRIPTION OF PROPERTY

On September 30, 2006 we moved our offices to premises owned and controlled by our President & Chief Financial Officer, M. Dewey Bain. There is no charge to the Company to use this space.

Additionally, between the months of December 2007 and April 2008 we subleased an office in Menlo Park, California from Knowledge Market, Inc. at a cost of $3,721.86 per month.  Knowledge Market, Inc. is an affiliate of the Company, and is controlled and majority-owned by the Company’s chief executive officer, Robert Lott and the Company’s chairman, Chris Piercy.  The Company discontinued its sublease with Knowledge Market, Inc. at the end of April 2008.  Knowledge Market, Inc. did not charge rent from the Company for the month of May, and the Company vacated this office at the end of May.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 5, 2007, we held our annual meeting of shareholders in Atlanta, Georgia.  At that meeting, M. Dewey Bain, James T. Crane, and Amy M. Trombly were elected to be Directors.  (On October, 12, 2007, James T. Crane and Amy M. Trombly resigned as Directors).  Also at that meeting, the number of authorized shares were changed to 5,000,0000,000 total shares, of which 150,000,000 were designated as preferred stock, and 4,850,000,000 were designated as common shares. The other item approved at that meeting was the authorization of a reverse split in the range of 50:1 to 150:1.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is quoted on the Pink Sheets under the symbol "DCNM.PK." Our stock was not actively traded until August 2002, and the following table sets forth, for the fiscal quarters indicated, the high and low sales prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

STOCK PRICE TABLE	HIGH	LOW
2007 FISCAL YEAR
First Quarter	$0.0013	$0.0007
Second Quarter	$0.001	$0.0004
Third Quarter	$0.005	$0.002
Fourth Quarter	$0.94	$0.001

2006 FISCAL YEAR
First Quarter	$0.0076	$0.0029
Second Quarter	$0.0045	$0.0003
Third Quarter	$0.0044	$0.0012
Fourth Quarter	$0.0016	$0.0005

Dividends

Since our inception, we have not paid dividends on our common stock. We do not expect to pay dividends on our common stock in the foreseeable future; rather we intend to retain any earnings for use in our business activities.

Holders

As of March 31, 2008 there were approximately 116 stockholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

RECENT SALES OF UNREGISTERED SECURITIES

The Company engaged in two transactions involving sales of unregistered securities during the fourth quarter of the year ended December 31, 2007, pursuant to the acquisitions of Pluginz, Inc., Plugin Stores, Inc. and DnC Multimedia, Inc.

On October 19, 2007, the Company, through its wholly-owned subsidiary PlanetTRAKS, closed a stock purchase agreement with Pluginz, LLC to purchase Pluginz Inc., a Florida corporation, and Plugin Stores, Inc., a Delaware corporation in exchange for a promissory note of $75,000 and 1,700,000,000 shares of the Company’s common stock.  Pursuant to the agreement, Pluginz, LLC sold to the Company all of the capital stock that Pluginz, LLC owned in Pluginz, Inc. and Plugin Stores, Inc.

On November 27, 2007, the Company, through its wholly-owned subsidiary PlanetTRAKS, closed a stock purchase agreement with Pluginz, LLC to purchase DnC Multimedia, Inc., a Delaware corporation (“DnC”), in exchange for 250,000,000 shares of the Company’s common stock and 1,250,000 shares of the Company’s Series A preferred stock.  Pursuant to the agreement, Pluginz, LLC sold to the Company all of the capital stock that Pluginz, LLC owned in DnC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

BASIS OF PRESENTATION

The accompanying consolidated financial statements, included elsewhere in this Annual Report on Form 10-KSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We incurred a net loss of $2,557,079 and $2,436,483 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, we had a working capital deficit of $639,943 as compared to a working capital deficit of $477,043 as of December 31, 2006. In addition, as of December 31, 2007, we had not yet developed a substantial revenue stream to meet our ongoing cash flow needs.

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

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements present the results of DnC Multimedia Corporation and its wholly-owned subsidiary, PlanetTRAKS, Inc.  The wholly-owned subsidiaries of PlanetTRAKS include DnC Multimedia, Inc., Pluginz, Inc. and Plugin Stores, Inc.  All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to classifications used in the 2007 financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Cash and Cash Equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

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

Accounts Receivable

The Company’s accounts receivable consist of sales to distributors and end users which are usually paid by credit card per each transit. Judgments are made with respect to the collectability of account receivable based on historical experience and current economic trends.  The Company considers all accounts receivable fully collectible; therefore no allowance for doubtful accounts has been made as of December 31, 2007 and 2006.

Property and Equipment

Property and equipment are stated at cost and depreciated over estimated useful lives of three years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lease term.

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lease term.  The Company leases assets to its customers. Leased assets are amortized on a straight-line basis over a three-year period. As discussed in Note 4 to the financial statements, the Company has recorded a loss on disposal of fixed assets as of December 31, 2007, on the internally developed software costs of $85,486 due to obsolescence. The Company determined an impairment loss existed when the Company’s board of directors determined it would permanently suspend further expansion of its GPS subsidiary in January 2007.

The Company's leasing operations consist of leasing GPS devices which operate in conjunction with its proprietary software to provide fleet management services to its customers. The operating leases are written for periods ranging from three to four years.

Research and Development Costs

Development costs which meet certain specific conditions such as new product development, technological feasibility, marketability and usefulness are deferred and amortized over ten years, while all research and ordinary development costs are expensed as incurred. Amortization of deferred development costs commences when the related revenue or benefit is first realized.

The amortization of capitalized development costs and the expenses for research and ordinary development costs are classified as manufacturing or selling, general and administrative expenses depending on their nature.

When the recoverable amount is significantly less than the carrying value of capitalized development costs, the difference between the recoverable amount and the carrying value is recorded as impairment loss in the current operations.

Goodwill

Goodwill, including intellectual property, was acquired in acquisitions in 2007. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. We perform this analysis during the fourth quarter of each year. An impairment loss on Goodwill was recorded in the amount of $1,807,229.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

In 2007, the Company recorded a loss on disposal of fixed assets on internally developed software of $85,486 due to obsolescence. The impairment loss was triggered when the Company’s board of directors determined it would permanently suspend further expansion of its GPS subsidiary in January 2007.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts.

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

New Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which allows the preparer of financial statements to elect fair value measurement of a financial instrument at time of acquisition, issuance, or a remeasurement event so that similar instruments are accounted for similarly regardless of their form.  This applies to all financial instruments acquired or issued by the entity beginning with fiscal year 2007. The Company does not expect this accounting pronouncement will have a material effect on its financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  This applies to any future servicing assets and servicing liabilities beginning fiscal year 2007. The Company does not expect this accounting pronouncement will have a material effect on its financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. The Company adopted the provisions of FIN 48 effective January 1, 2007. No cumulative adjustment to accumulated deficit was required upon adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, whose purpose is to increase consistency and comparability of fair value estimates by defining fair value, establishing a framework for measuring fair value and expanding disclosure of fair value measurements. The pronouncement applies to other accounting pronouncements that require or permit fair value measurements. The statement emphasizes that fair value is a market based measurement other than an entity based. This applies to all financial instruments acquired or held by the Company beginning in fiscal 2008. The Company does not expect this accounting pronouncement will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plan, whose purpose is to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur. The statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exception. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not expect this accounting pronouncement to have a material effect on its financial statements.

On February 15, 2007, the FASB issued SFAS No. 159,  The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  This statement replaces the original SFAS No. 141 and retains the fundamental requirements in SFAS No. 141 that require the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.           Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.           Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.           Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption is not expected to have a material effect on the Company’s financial condition or results of operations.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP SFAS No. 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, (SFAS No. 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2007 TO THE YEAR ENDED DECEMBER 31, 2006

Operations: In 2007, we had $116,839 of revenue with associated costs of goods sold of $137,207 resulting in a gross loss of $20,368. In 2006, we had $280,741 of revenue with associated costs of goods sold of $200,042 resulting in a gross profit of $80,699.   Accordingly, our revenue in 2007 was 68% less than our revenue in 2006.  Our gross profit in 2007 was 125% less than our gross profit in 2006. The decrease in 2007 was solely attributable to the decision to close down the GPS business in 2007 because of a lack of capital and negative cash flow.

Selling and administrative expenses: Our selling and administrative expenses in 2007 totaled $529,911 as compared to $568,660 in 2006. The decrease in 2007 was solely attributable to the decision to close down the GPS business in 2007 because of a lack of capital and negative cash flow.

Stock-based compensation: Total stock-based compensation was $0.00 in 2007 as compared to $1,370,323 in 2006. We paid for the majority of our marketing resources through the issuance of our common stock to consultants for services rendered and for employees, as part of an incentive-laden marketing plan.

Depreciation and amortization expense: Depreciation, which is inclusive of amortization expense, totaled $67,915 in 2007 as compared to $162,275 in 2006.

Interest expense: We incurred $108,899 and $68,119 of interest expense during the years ended December 31, 2007 and 2006, respectively. The significant decrease in interest expense in 2007 over 2006 was a result of the fact that the majority of our convertible debentures and the associated beneficial conversion features were issued in 2006. As a result of the decreased debt balance, there was less interest expense in 2007. Also, in 2006, upon the conversion of certain debts to common stock, a large portion of the beneficial conversion feature associated with those debts was classified as interest expense and was expensed entirely upon the conversion of the debts, thus producing a larger than normal value for interest expense for 2006. In 2007, there were some conversions of the debentures but the effect was not as significant as in 2006.

Net loss: Our net loss for the year ended December 31, 2007 and 2006 was $2,557,079 and $2,436,483, respectively. Our net loss per common share (basic and diluted) was $0.00 and $0.00 for the years ended December 31, 2007 and 2006, respectively. Marketing-related expenses in 2007 were not as significant as they were in 2006, which greatly reduced the net loss for 2007.

The weighted average number of outstanding shares was 1,456,971,431 and 920,164,219 for the years ended December 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had a working capital deficit of $639,943 as compared to $477,043 as of December 31, 2006. We used $349,450 and $355,203 in cash flows used in operations in 2007 and 2006, respectively. Although net cash used in operating activities remained relatively flat year over year the focus of uses was not. Primarily offsetting the 2006  net loss of $2,436,483 was $1,370,323 for stock based compensation and stock option expenses and $312,742 for an impairment loss. Primarily offsetting the 2007 net loss of $2,557,079, the gain on extinguishment of debt of $389,063 and the decrease in accounts payable of $172,860 was $1,807,229 for an impairment loss, $278,217 for amortization of preferred stock discount and an increase of $474,685 in accrued expenses.

Cash flows used in investing activities totaled $41,820 and $53,670 for the years ended December 31, 2007 and 2006, respectively.  In 2007 the Company paid $41,820 in the acquisition of property and equipment.  In 2006 we utilized $48,117 to acquire the assets included within the Coin Wash Associates, Inc. subsidiary. We also purchased several GPS units in early 2006.

In 2007 we met our cash requirements through the following:  (1) loans from related parties totaling $126,167, and (2) a convertible debenture financing from Trafalgar Capital, which provided proceeds to the company of $485,626.  We met our cash requirements during 2006 through proceeds from the exercise of employee stock options to purchase common stock of $332,000, and proceeds from the purchase of preferred stock of $100,000, which resulted in net cash provided by financing activities of $432,000.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

We have currently curtailed our operations due to a lack of capital. We are seeking new capital.  However, our ability to succeed in raising capital is substantially diminished by the fact that we are in default of our repayment obligations to Trafalgar Capital pertaining to the convertible debenture financing we received from Trafalgar in December 2007.  If we cannot raise capital in the immediate future, our business may fail.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2007 we do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

DNC MULTIMEDIA CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 and 2006

Report of Independent Certified Public Accountants	F – 2

Consolidated Balance Sheets	F – 3

Consolidated Statements of Operations	F – 4

Consolidated Statements of Changes in Shareholders’ Deficit	F – 5

Consolidated Statements of Cash Flows	F – 6

Notes to Consolidated Financial Statements	F – 7-23

Report of Independent Registered Public Accounting Firm

To the members and board of directors of
DnC Multimedia Corporation:

We have audited the accompanying consolidated balance sheet of DnC Multimedia Corporation, previously known as Plantetlink Communications, Inc., as of December 31, 2007, and the related consolidated statement of operations, statement of changes in shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Planetlink Communications, Inc. as of December 31, 2006 were audited by other auditors whose report dated April 26, 2007, expressed an unqualified opinion on those statements.  We did not audit the financial statements of DnC Tech, Inc., a wholly-owned subsidiary of DnC Multimedia, Inc., as of December 31, 2007.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DnC Tech, Inc., is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DnC Multimedia Corporation as of December 31, 2007, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hollywood, Florida,
June 12, 2008

DNC MULTIMEDIA CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 and 2006

	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$271,432	$50,909
Accounts receivable, net	1,744	10,222
Other receivable	-	1,425
Deposits	2,000	-

TOTAL CURRENT ASSETS	275,176	62,556

Property and equipment, net	138,559	120,448
Intangible assets, net	739,732	-
Assets held for sale	-	48,117

TOTAL ASSETS	$1,153,467	$231,121

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$5,359	$178,219
Accrued expenses	474,686	-
Convertible debenture-current portion-related party	233,907	-
Loan payable-related party	126,167	-
Loan payable-officer	-	361,380
Related party note payable	75,000	-

TOTAL CURRENT LIABILITIES	915,119	539,599

Convertible debenture-related party	251,719	-
TOTAL LIABILITIES	1,166,838	539,599

Commitments and contingencies

SHAREHOLDERS' DEFICIT
Preferred stock: $1.00 par value; 150,000,000 authorized; 25,000 shares issued and outstanding at Decenber 31, 2007 and 2006, respectively.	25,000	25,000
Preferred stock: Series A $.001 par value; 50,000,000 shares authorized; 3,833,334 and 2,583,334 shares issued and outstanding at December 31, 2007 and 2006 respectively	3,833	2,583
Preferred stock discount	-	(278,217)
Common stock: $.001 par value; 5,000,000,000 shares authorized; 3,043,683,760 and 1,093,683,760 shares issued and outstanding at December 31, 2007 and 2006 respectively	3,043,684	1,093,684
Additional paid-in capital	17,842,441	17,219,722
Accumulated deficit	(20,928,329)	(18,371,250)

TOTAL SHAREHOLDERS' DEFICIT	(13,371)	(308,478)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,153,467	$231,121

DNC MULTIMEDIA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

	2007	2006

Revenues	$116,839	$280,741
Cost of sales	137,207	200,042
GROSS PROFIT (LOSS)	(20,368)	80,699

OPERATING EXPENSES:
General and administrative	529,911	568,660
Stock based compensation	-	1,370,324
Depreciation and amortization	67,915	162,275
	597,826	2,101,259

TOTAL LOSS FROM OPERATIONS	(618,194)	(2,020,560)

OTHER INCOME (EXPENSES):
Impairment of goodwill	(1,807,229)	-
Gain on extinguishment of debt	389,063	684
Interest expense	(108,899)	(68,119)
Foreign currency transactions	-	-
Impairment loss on internal software	-	(312,742)
Loss on disposal of subsidary	(48,117)	-
Amortization of preferred stock discount	(278,217)	-
Interest income	-	-
Loss on disposal of assets	(85,486)	(35,746)
TOTAL OTHER EXPENSE	(1,938,885)	(415,923)

NET LOSS	$(2,557,079)	$(2,436,483)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	1,456,971,431	920,164,219

EARNINGS (LOSS) PER SHARE - basic and diluted	$-	$-

	Preferred Stock 150,000,000 shares authorized		Series A Preferred Stock 50,000,000 shares authorized		Common Stock 5,000,000,000 shares authorized		Preferred Stock	Additional Paid-in	Accumulated
	Shares	Par $1.00	Shares	Par $.001	Shares	Par $.001	Discount	Capital	Deficit	Total

BALANCE - DECEMBER 31, 2005	25,000	$25,000	-	$-	586,504,078	$586,504	$-	$15,175,761	$(15,772,984)	$14,281
Issuance of common stock for compensation	-	-	-	-	242,627,150	242,627	-	550,620	-	793,247
Issuance of common stock for conversion of debt	-	-	-	-	116,552,532	116,553	-	114,847	-	231,400
Exercise of common stock options	-	-	-	-	148,000,000	148,000	-	184,000	-	332,000
Stock option expense	-	-	-	-	-	-	-	577,077	-	577,077
Issuance of preferred stock for cash	-	-	2,083,334	2,083	-	-	(400,000)	497,917	-	100,000
Issuance of preferred stock for conversion of debt	-	-	500,000	500	-	-	(40,000)	119,500	-	80,000
Amortization of preferred stock discount	-	-	-	-	-	-	161,783	-	(161,783)	-
Net loss	-	-	-	-	-	-	-	-	(2,436,483)	(2,436,483)

BALANCE - DECEMBER 31, 2006	25,000	$25,000	2,583,334	$2,583	1,093,683,760	$1,093,684	$(278,217)	$17,219,722	$(18,371,250)	$(308,478)
Issuance of common stock for the purchase of Pluginz, Inc. and Pluginz Stores	-	-	-	-	1,700,000,000	1,700,000	-	-	-	1,700,000
Issuance of common and preferred stock for the purchase of DnC Multimedia, Inc.	-	-	1,250,000	1,250	250,000,000	250,000	-	622,719	-	873,969
Amortization of preferred stock discount	-	-	-	-	-	-	278,217	-	-	278,217
Net loss	-	-	-	-	-	-	-	-	(2,557,079)	(2,557,079)

BALANCE - DECEMBER 31, 2007	-	$25,000	3,833,334	$3,833	3,043,683,760	$3,043,684	$-	$17,842,441	$(20,928,329)	$(13,371)

DNC MULTIMEDIA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006

Cash flows from operating activities:
Net loss	$(2,557,079)	$(2,436,483)

Adjustment to reconcile net loss to net cash used in operations:
Stock - based compensation	-	793,246
Stock option expenses	-	577,077
Gain on extinguishment of debt	(389,063)	-
Impairment loss	1,807,229	312,742
Loss on disposal of assets	85,486	35,746
Loss on disposal of subsidiary	48,117	-
Bad debt expense	-	3,000
Amortization of deferred financing costs	-	32,805
Amortization of beneficial coversion feature	-	42,406
Amortization of preferred stock discount	278,217	-
Depreciation and amortization	67,915	129,470
Changes in operating assets and liabilities:
Accounts receivable	8,478	12,834
Other assets	-	(1,425)
Other receivable	1,425	-
Deposits	(2,000)	-
Accounts payable	(172,860)	54,168
Accrued expenses	474,685	-
Officer note payable	-	91,786
Customer deposits	-	(2,575)
Net cash used in operating activities	(349,450)	(355,203)

Cash flows from investing activities:

Assets held for sale	-	(48,117)
Acquisition of property and equipment	(41,820)	-
Capital expenditures	-	(5,553)
Net cash used in investing activities	(41,820)	(53,670)

Cash flows from financing activities:
Proceeds from loan payable-related party	126,167	-
Proceeds from convertible debenture	485,626	-
Proceeds from the exercise of stock options held by contractors	-	332,000
Proceeds from purchase of preferred stock	-	100,000
Net cash provided by financing activities	611,793	432,000

NET INCREASE (DECREASE) IN CASH	220,523	23,127

CASH AT BEGINNING OF YEAR	50,909	27,782

CASH AT END OF PERIOD	$271,432	$50,909

Supplemental disclosure of information:
Cash paid for interest	$5,299	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cashinvesting and financing activities:
Issuance of common stock for conversion of debt	$-	$231,400
Issuance of preferred stock for conversion of debt	$-	$80,000
Goodwill in conjuction with an acqusition	$1,807,229	$-
Issuance of notes payable in conjunction with an acqusition	$(75,000)	$-
Issuance of common stock in conjunction with an acqusition	$(1,700,000)	$-
Acquisition of property and equipment	$134,237	$-
Acquisition of intangible assets	$739,732	$-
Issuance of common stock in conjunction with an acqusition	$(250,000)	$-
Issuance of preferred stock in conjunction with an acqusition	$(1,250)	$-
Additional paid in capital in conjunction with an acqusition	$(622,719)	$-

DNC MULTIMEDIA CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – DESCRIPTION OF BUSINESS

Nature of Business

DnC Multimedia Corporation (the “Company”), previously known until December 12, 2007, as Planetlink Communications, Inc.,  was incorporated in May 1999 under the laws of the State of Georgia for the purpose of providing international telecommunications and wireless services. In 2004, the Company phased out of the satellite television services business and through its wholly-owned subsidiary, PlanetTRAKS, Inc. (“PlanetTRAKS”) developed a product line known as TransTRAK that utilizes Global Positioning Systems ("GPS") technology for vehicle tracking and fleet management. TransTRAK is a web-based turnkey solution for real-time, mobile asset management.  In the fourth quarter of 2006, the Company began winding down its PlanetTRAKS operations due to lack of capital. As a result, at June 30, 2007, the Company was no longer seeking new accounts. However, the Company continues to service its existing portfolio of accounts.

Acquisitions During 2007

During 2007 the Company moved forward with certain acquisition activity that would take advantage of technologies, markets and geographic synergies.

On October 19, 2007, the Company, through its wholly-owned subsidiary PlanetTRAKS, closed a stock purchase agreement with Pluginz, LLC to purchase Pluginz, Inc., a Florida corporation, and Plugin Stores, Inc., a Delaware corporation, in exchange for a promissory note of $75,000 and 1,700,000,000 shares of the Company’s common stock.  Pursuant to the agreement, Pluginz, LLC sold to the Company all of the capital stock that Pluginz, LLC owned in Pluginz, Inc. and Plugin Stores, Inc.  This transaction resulted in the recognition of $1,807,229 for goodwill.  Subsequent to the acquisition and as of December 31, 2007 an impairment of the goodwill was recorded for the full amount.  With this transaction, the Company acquired approximately $57,000 of assets and approximately $155,000 of liabilities was assumed as a result of the Company’s acquisition of 100% of Pluginz, Inc., and Plugin Stores, Inc. common stock. Prior to the stock transaction, Pluginz, Inc. and Plugin Stores, Inc. had recorded approximately $286,000 in combined revenue for the period of January 1, 2007 through October 18, 2007.

The primary business of these Pluginz, Inc. and Plugin Stores, Inc. is the operation of a network of websites (the “Pluginz Network”) that provide community resources and the sale of a broad range of third party software (i.e. plug-ins) and other after market tools for the creative industries, such as film, television, graphic design, and video game development.  The Pluginz Network consists of their flagship website, Pluginz.com, in addition to a number of niche specific websites designed to cater to the needs of specific types of creative professionals and non-professional enthusiasts.  Additionally, each website utilizes a sophisticated product classification scheme designed to make a large catalog of products navigable by relevance to the specific needs of creative professionals.  Many of the products offered are delivered to customers as digital downloads.  However, software, training materials, media content and hardware products that are delivered via physical shipment are also offered.

On November 27, 2007, the Company, through its wholly-owned subsidiary PlanetTRAKS, closed a stock purchase agreement with Pluginz, LLC to purchase DnC Multimedia, Inc., a Delaware corporation (“DnC”), in exchange for 250,000,000 shares of the Company’s common stock and 1,250,000 shares of the Company’s Series A Preferred Stock.  Pursuant to the agreement, Pluginz, LLC sold to the Company all of the capital stock that Pluginz, LLC owned in DnC.  With this transaction, the Company acquired approximately $134,000 of property and equipment and approximately $743,000 of intangible assets as a result of the Company’s acquisition of 100% of DnC’s common stock.  Prior to the stock transaction, DnC Tech, Inc. of South Korea and DnC had recorded approximately $3,341,000 in combined revenue for the period of January 1, 2007 through November 26, 2007.

DnC was formed through a purchase of the assets of DnC Tech, Inc. of South Korea in August 2007.  DnC is a designer, manufacturer and marketer of a broad range of digital media technology products, high-end encoding technology and creative software.  The Company has developed portable media players (“MP3”), audio and video codes and digital rights management (“DRM”) technology as well as other key technologies.

With the above mentioned stock purchase agreements, Pluginz, LLC now holds 70.14% of the outstanding votes of the Company due to the combination of the following: (1) Pluginz, LLC holds a total of 1,950,000,000 shares, or 64.07%, of the Company’s common stock, and (2) Pluginz, LLC holds 1,250,000 shares, or 32.6%, of the Company’s Series A Preferred stock. This change in stock ownership resulted in a change in control of the Company.

The Company in now headquartered in Palo Alto, California and maintains engineering facilities in Seoul, South Korea.

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, current liabilities exceeded current assets by $639,943 at December 31, 2007, a net loss of $2,557,079 was recorded for 2007 and net cash of $379,296 was used in operations during 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company’s continued existence is dependent upon its ability to successfully execute its business plan. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements present the results of DnC Multimedia Corporation and its wholly-owned subsidiary, PlanetTRAKS.  The wholly-owned subsidiaries of PlanetTRAKS include DnC, Pluginz, Inc., and Plugin Stores, Inc.  All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to classifications used in the 2007 financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Cash and Cash Equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

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

Accounts Receivable

The Company’s accounts receivable consist of sales to distributors and end users which are usually paid by credit card per each transit. Judgments are made with respect to the collectability of accounts receivable based on historical experience and current economic trends.  The Company considers all accounts receivable fully collectible. Therefore, no allowance for doubtful accounts has been recorded as of December 31, 2007.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lease term. Leased assets are amortized on a straight-line basis over a three-year period.

The Company's leasing operations consist of leasing GPS devices which operate in conjunction with its proprietary software to provide fleet management services to its customers. The operating leases are written for periods ranging from three to four years.

Research and Development Costs

Development costs which meet certain specific conditions such as new product development, technological feasibility, marketability and usefulness are capitalized and amortized over ten years, while all research and ordinary development costs are expensed as incurred. Amortization of capitalized development costs commences when the related revenue or benefit is first realized.

The amortization of capitalized development costs and the expenses for research and ordinary development costs are classified as manufacturing or selling, general and administrative expenses depending on their nature.

When the recoverable amount is significantly less than the carrying value of capitalized development costs, the difference between the recoverable amount and the carrying value is recorded as impairment loss in current operations.

In 2007 the Company acquired intangible assets, in the form of internally developed software, resulting in a fair value of $739,732. The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets or (SFAS No. 142). The intangible assets are being amortized over the remaining useful lives of the assets at an assigned value less any residual value.

There were no research and development expense for the years ended December 31, 2007 and 2006, respectively.

Goodwill

Goodwill, including intellectual property, was acquired in the fourth quarter of 2007. SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. The Company performs this analysis annually during the fourth quarter.  An impairment loss for goodwill was recorded in the amount of $1,807,229.

Long-Lived Assets

The Company has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

In 2007, the Company recorded a loss on disposal of fixed assets on internally developed software of $85,486 due to obsolescence. The impairment loss was triggered when the Company’s board of directors determined it would permanently suspend further expansion of its GPS subsidiary in January 2007.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining an allowance for doubtful accounts.

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

Net Loss per Common Share

The Company utilizes SFAS No. 128, Earnings per Share, to calculate earnings/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders).

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. In 2006, the Company adopted SFAS No. 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which allows the preparer of financial statements to elect fair value measurement of a financial instrument at time of acquisition, issuance, or a remeasurement event so that similar instruments are accounted for similarly regardless of their form.  This applies to all financial instruments acquired or issued by the entity beginning with fiscal year 2007. The Company does not expect this accounting pronouncement will have a material effect on its financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  This applies to any future servicing assets and servicing liabilities beginning fiscal year 2007. The Company does not expect this accounting pronouncement will have a material effect on its financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. The Company adopted the provisions of FIN 48 effective January 1, 2007. No cumulative adjustment to accumulated deficit was required upon adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, whose purpose is to increase consistency and comparability of fair value estimates by defining fair value, establishing a framework for measuring fair value and expanding disclosure of fair value measurements. The pronouncement applies to other accounting pronouncements that require or permit fair value measurements. The statement emphasizes that fair value is a market based measurement other than an entity based. This applies to all financial instruments acquired or held by the Company beginning in fiscal 2008. The Company does not expect this accounting pronouncement will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plan, whose purpose is to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur. The statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exception. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not expect this accounting pronouncement to have a material effect on its financial statements.

On February 15, 2007, the FASB issued SFAS No. 159,  The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  This statement replaces the original SFAS No. 141 and retains the fundamental requirements in SFAS No. 141 that require the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

•	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

•	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

•	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption is not expected to have a material effect on the Company’s financial condition or results of operations.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP SFAS No. 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, (SFAS No. 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consists of the following:

	2007	2006
Internal use software	$5,043	$104,248
Leased equipment	89,810	89,810
Equipment	123,393	-
Furniture and Fixtures	43,076	-
Accumulated depreciation	(122,763)	(73,610)
Property and equipment, net	$138,559	$120,448

Depreciation and amortization expense for the years ended December 31, 2007 and December 31, 2006 was $67,915, and $162,275, respectively.  Loss on disposal of fixed assets years ended December 31, 2007 and December 31, 2006 was $85,486, and $35,746 respectively.

NOTE 5 - LONG-TERM DEBT

Convertible Debenture and Warrants
Effective November 30, 2007, the Company closed on a financing transaction with a group of private investors totaling $500,000. The financing consisted of two components: (a) a secured convertible debenture in the principal aggregate amount of $500,000 and (b) warrants registered in the name of each investor to purchase an aggregate of up to one percent (1%) of the one percent (1.0%) of the fully diluted outstanding shares of common stock upon exercise.  The debentures are due in May, 2010. The debentures are convertible into shares of the Company's common stock at a per share conversion price of the lesser of (a) an amount equal to 120% of the fixed conversion price of $.0031 per share, the “fixed price”, or (b) an amount equal to eighty-five percent (85%) of the lowest daily closing bid price of the Company’s common stock, as quoted by Bloomberg, LP, for the ten (10) trading days immediately preceding the conversion date. The debentures shall accrue interest on the principal amount of the debentures at a rate of twelve and one-half percent (12.5%) per annum compounded monthly and shall be payable, in arrears, subject to the terms and conditions of the debentures. The debenture is secured by all of the assets and property of the Company in accordance with a security agreement between the Company and the investors.

The warrants expire on December 7, 2012. The exercise price to acquire a share of common stock is $.0001 per share to permit the purchase up to one percent (1%) of the fully diluted outstanding shares of Common Stock upon exercise.

Terms of the promissory note in the amount of $500,000 includes a 12.5% interest rate per annum, with principal and interest payments being made on a monthly basis, beginning December 31, 2007.

The balances of the notes at December 31, 2007 were as follows:

Convertible debentures	$485,626
Less: current portion	(233,907)
Long-term portion	$251,719

Payments of principal and interest are due on these notes as follows for the next five years:

2008	$233,906
2009	233,906
2010	97,338
Total	$565,150

NOTE 6 - INCOME TAXES

The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The Company has applied an estimated combined federal and state corporate tax rate of 40%.

The Company’s net deferred tax asset as of December 31, 2007, and 2006 consisted of the following:

	2007	2006
Net operating loss carryforward	$8,371,332	$7,348,500
Valuation allowance	(8,371,332)	(7,648,500)
Net deferred tax asset	$-	$-

The components of income tax expense (benefit) as of December 31, 2007 and 2006, respectively, are as follows:

	2007	2006
Current federal and state tax benefit	$-	$-
Deferred federal and state tax benefit	(1,022,832)	(974,593)
Change in valuation allowance	1,022,832	974,593
Income tax expense	$-	$-

The Company has a net operating loss carryforward of approximately $21 million available to offset future taxable income with various expirations through 2027.

In accordance with IRC Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards. Consequently, the Company did not include a benefit from operating loss carry forwards.

NOTE 7 - RELATED PARTY TRANSACTIONS

Related Party Note Payable
On October 19, 2007, in connection with the acquisition of Pluginz, Inc. and Plugin Stores, Inc., the Company delivered a promissory note for $75,000 to be paid within 180 days of the Closing of the acquisition.  Balance as of December 31, 2007 was $75,000.

Related Party Loan Payable
On November 8, 2007, the Company received a loan from a Preferred Series A Stock shareholder in the amount of $50,000.  The note incurs interest of 15% per annum and principal and interest is due in full on May 8, 2008.  The balance on the note as of December 31, 2007, including unpaid interest, was $51,282.

On November 8, 2007 the Company received a loan from an officer of the Company in the amount of $38,024.  The note incurs interest of 12% per annum and principal and interest is due in full on May, 8, 2008.  The balance on the note as of December 31, 2007 was $38,024.

On November 12, 2007 the Company received a loan from an officer and director of the Company in the amount of $50,000.  The note incurs interest of 15% per annum and principal and interest is due in full on May, 12, 2008.  The balance on the note as of December 31, 2007 was $30,989.

On November 15, 2007 the Company received a loan from a related party in the amount of $5,480.  The note incurs interest of 10% per annum and principal and interest is due in full on May, 15, 2008.  The balance on the note as of December 31, 2007 was $5,872.

Loan Payable-Officer
The loan payable-officer balance was satisfied as per terms of the DnC acquisition agreement.  A gain on extinguishment of debt for $389,063 was recorded in 2007.

Sub-Lease

The Company sub-leases office space from a Company in which a director and chief executive officer are primary shareholders.  The rental payment is $3,722 per month beginning December 1, 2007 and is on a month to month basis.

Rental expense charged to operations amounted to $4,329 and $18,496 for the years ended December 31, 2007 and 2006.

Consulting
Four separate directors of the Company perform services as independent contractors for the mergers and acquisitions support, arrangements for interim and long term financing for the corporation and other various duties.  Three of these directors of the Company receive $12,000 per month and the fourth director receives $11,111 per month. Payments began in December 2007 and the independent contractor arrangement will continue until employment agreements have been finalized.

Agreement with Two Preferred Series A Shareholders
On November 8, 2007 the Company entered into an agreement with two Series A Preferred shareholders (“Member or Members’”) to limit the conversion rights of the Members’ preferred stock.  Each Member holds 1,041,667 shares of Series A Preferred stock.  The terms of the agreement are as follows: (a) Notwithstanding the conversion and anti-dilution rights associated with the preferred shares, it is hereby agreed that the conversion rights and anti-dilution rights associated with each Member’s preferred shares of stock that have not been converted before the time the Company receives at least $1,000,000 in funding, shall be limited to a maximum of 4.95% of the total outstanding shares of the Company’s fully diluted common stock at that time, regardless of any reverse splits of the Company’s common stock prior to conversion of the preferred shares to common stock. Each Member’s preferred shares shall be converted to common stock within 30 (thirty) days of the Company receiving the $1,000,000 in funding, (b) upon the closing of the Company or one of its subsidiaries acquiring DnC, the voting preference associated with the preferred shares shall be terminated, (c) in the event that the acquisition of DnC by the Company does not occur within sixty days of this agreement, all limitations on voting rights and conversion percentages shall be null and void.

On March 29, 2007 the Company transferred to a related party all rights in its coin wash subsidiary, Coin Wash Associates, Inc., including all of the assets and liabilities.  The Company recorded a loss on disposal of subsidiary of $48,117.

NOTE 8 - STOCKHOLDERS’ DEFICIT

The Company, a Georgia corporation, is authorized to issue 5,000,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2007, the Company has 3,043,683,760 shares of common stock issued and outstanding. The Company is authorized to issue 150,000,000 shares of preferred stock with a par value of $1.00 per share and 50,000,000 Series A Preferred stock with a par value of $0.001. As of December 31, 2007 there were 25,000 shares of preferred stock outstanding and 3,833,334 shares of Series A Preferred stock.  Each share of Series A Preferred stock carries with it voting rights equal to that of 500 shares of common stock.  One share of Series A Preferred stock can be converted into 100 shares of common stock at the holder’s discretion, and as adjusted accordingly. The conversion of Series A Preferred stock into common stock was not effective to shareholders until after August 15, 2007.  For the year ended December 31, 2007, there were no conversions of Series A Preferred stock into common stock.

During the year ended December 31, 2007, the Company recorded the following transactions within its stockholders’ equity accounts:

Acquisitions with Stock
The Company issued 1,700,000,000 shares of the Company’s common stock, valued at $1,700,000 for the purchase of Pluginz, Inc. and Plugin Stores.

The Company issued 250,000,000 shares of the Company’s common stock, valued at $250,000 for the purchase of DnC Multimedia, Inc. Additionally, the Company issued 1,250,000 shares of Series A Preferred stock valued at $1,250 for the purchase of DnC Multimedia, Inc.

Convertible Debenture and Warrants
Effective November 30, 2007, the Company closed on a financing transaction with a group of private investors totaling $500,000. The financing consisted of two components: (a) a secured convertible debenture in the principal aggregate amount of $500,000 and (b) warrants registered in the name of each investor to purchase an aggregate of up to one percent (1%) of the one percent (1.0%) of the fully diluted outstanding shares of common stock upon exercise. The debentures are due in May, 2010. The debentures are convertible into shares of the Company's common stock  at a per share conversion price of the lesser of (a) an amount equal to 120% of the fixed conversion price of $.0031 per share, the “fixed price”, or (b) an amount equal to eighty-five percent (85%) of the lowest daily closing bid price  of the Company’s common stock, as quoted by Bloomberg, LP, for the ten (10) trading days immediately preceding the conversion date. The debentures shall accrue interest on the principal amount of the debentures at a rate of twelve and one-half percent (12.5%) per annum compounded monthly and shall be payable, in arrears, subject to the terms and conditions of the debentures. The debenture is secured by all of the assets and property of the Company in accordance with a security agreement between the Company and the investors.

The warrants expire in December 7, 2012. The exercise price to acquire a share of common stock is $.0001 per share to permit the purchase up to one percent (1%) of the fully diluted outstanding shares of common stock upon exercise.

Preferred Stock Transactions
During 2006 the Company issued 2,083,334 shares of Series A Preferred stock for $100,000 in cash.

During 2006 the Company issued 500,000 shares of Series A Preferred stock to convert $80,000 in debt owed under the loan payable - officer.

The Company recorded a $440,000 Series A Preferred stock discount as of August 21, 2006, in connection with the issuance of the Series A Preferred stock. This value represents the beneficial conversion feature derived upon the issuances of the Series A Preferred stock on August 21, 2006. The beneficial conversion feature was calculated as the difference between the fair market value of the common stock into which the Series A Preferred stock was convertible less the amount paid by the holders to acquire the Series A Preferred stock. The value was carried in the stockholders’ equity portion of the balance sheet in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Amortization was recorded over the period of time through the earliest possible conversion date, August 15, 2007. Amortization was recorded as an adjustment against accumulated deficit. The beneficial conversion feature was considered to be a form of dividends paid to the holders of the Series A Preferred stock. Amortization recorded in 2006 amounted to $161,783 leaving a balance of $278,217.  During 2007 the remaining balance was fully amortized.

NOTE 9 - STOCK OPTIONS

The Company adopted SFAS No. 123(R) in 2006. SFAS No. 123(R) provides for mandatory expensing of the estimated value of stock options granted to the Company’s employees over the period of time the stock options vest. The Company measures the total cost of each stock option grant at the date of grant using the Black-Scholes option trading model. The Company recognizes the cost of each stock option on a straight line basis over the applicable vesting period.

The Company does not have a formal stock option plan. However, the Company has, from time to time, offered its employees and contractors stock options.  During 2007 no options were issued to employees or contractors and no stock option expense was recorded.  During 2006, the Company issued options to purchase 187,500 shares of its unregistered common stock to certain employees and contractors.  The Company used the Black-Scholes option pricing model and recorded a stock option expense of $577,077. The stock options vested incrementally over a 5 month period.

The estimated value of the compensatory warrants granted to non-employees in exchange for services in 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 1 year, risk free interest rate of 4.25%, dividend yield of 0% and volatility of 40%.  All valuations of common stock and equity issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

The following table summarizes stock options activity for the years ended December 31, 2007 and 2006:

	Shares subject to option	Exercise price
Balance at December 31, 2005	40,000,000	$.0100
Stock options granted	187,500,000	$.0020-.0025
Stock options exercised	(148,000,000)	$.0020-.0025
Stock options terminated	(79,500,000)	$.0025
Balance at December 31, 2006	-	$-
Stock options granted	-	$-
Stock options exercised	-	$-
Stock options terminated	-	$-
Balance at December 31, 2007	-	$-

NOTE 10 - EARNINGS PER SHARE

The Company utilizes SFAS No. 128, Earnings per Share, to calculate earnings/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common shareholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earning/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.

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

	2007	2006

Convertible debentures	$12,899,382	$-
Warrants	2,585,047	-
Total	$15,484,429	$-

NOTE 11 – LOSS ON DISPOSAL OF SUBSIDIARY

On March 29, 2007, the Company relinquished control of the assets of Coin Wash Associates, Inc., which consisted entirely of laundry facilities such as washers and dryers.  The Company recorded a loss on disposal of subsidiary of $48,117.

NOTE 12 – SUBSEQUENT EVENT

On November 26, 2007, the Company authorized a 150:1 reverse stock split effective as of January 10, 2008.

On April 25, 2008, the Company was removed from the OTC Bulletin Board for having been late with three previous filings during a two-year period.  The Company will not be eligible for re-listing on the OTC Bulletin Board for a period of at least one year from the date that the Company becomes current with its reporting obligations.

On May 7, 2008, the Company received a notice of default from Trafalgar Capital pursuant to its obligations from the convertible debenture financing provided by Trafalgar Capital to the Company on November 30, 2008.  Under the terms of the transaction agreements and the filing of a UCC financing statement, Trafalgar Capital has the right to seize the Company’s assets at any time.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 20, 2007, Chisholm, Bierwolf & Nilson, LLC (the “Chisholm, Bierwolf”) resigned as independent auditor of Planetlink Communications, Inc. (the “Registrant”). Chisholm, Bierwolf’s report on the Registrant’s financial statements for the past two years contained an adverse opinion with respect to the Registrant’s ability to continue as a going concern. There were no disagreements between the Registrant and Chisholm, Bierwolf on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  However, the Registrant mistakenly filed its Form 10-QSB for the fiscal quarter ended September 30, 2007 without the consent of the principal accountant.  As a result, Chisholm, Bierwolf notified the Registrant that it has resigned as independent auditor of the Registrant. The board of directors of the Registrant discussed the desire to resign with Chisholm, Bierwolf and reluctantly accept such resignation.

On November 26, 2007, the Company engaged Jewett, Schwartz & Associates ("Jewett, Schwartz") as the Registrant's successor independent auditor.  The Company has not consulted Jewett, Schwartz regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements.  Consequently, no written or oral advice was provided by Jewett, Schwartz that was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based upon an evaluation of the effectiveness of the Company's disclosure controls and procedures performed by the Company's management, with participation of the Company's Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer as of the end of the period covered by this report, the Company's Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer concluded that the Company's disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, "disclosure controls and procedures" mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal controls or in other factors that occurred during the Company's last fiscal quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 8B OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, positions, and offices or employments for the past five years as of December 31, 2007, of our executive officers and directors. Members of the Board are elected and serve for one year terms or until their successors are elected and qualify. Our Board of Directors appoints our executive officers. There are no family relationships among our Directors and executive officers.

NAME	AGE	POSITION	Director Since
Chris Piercy	45	Chairman of the Board of Directors	2007
Robert Lott	40	Chief Executive Officer and Director	2007
M. Dewey Bain	57	Chief Financial Officer, President and Director	2002
Hans Park	43	Chief Technology Officer, President of Asian Operations and Director	2007
Robert Lau	71	Director	2007

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

ROBERT LOTT was elected to our Board of Directors and appointed Chief Executive Officer in November 2007.  From November 2006 to present, Mr. Lott has served as president of Pluginz, Inc.; from July 2005 to present Mr. Lott has served as director and chief operating officer of Knowledge Market, Inc.; from January 2005 to present Mr. Lott has served as general counsel to Guardian Advisors, LLC; from January 2005 to November 2006 Mr. Lott has served as vice president of Visual Media, Inc.; from August 2003 to January 2005 Mr. Lott has served as managing director of Atherton Advisors, LLC; from July 2003 to December 2004 Mr. Lott has served as chief executive officer of Editing Utopia, LLC; from July 2004 to January 2005 Mr. Lott has served as in-house counsel to SVIC, LLC; from September 2002 to September 2003 Mr. Lott has served as managing partner of Knowledge Market, LLC; and from April 2000 to August 2002 Mr. Lott has served as venture associate to SVIC, LLC.  Mr. Lott has a B.A. from Stetson University and a J.D. from Pepperdine University School of Law.

CHRIS PIERCY is an experienced entrepreneur, researcher and technology developer. He has gone through the IPO and post IPO phase of a number of successful NASDAQ and LSE technology companies. Recently, Mr. Piercy was Vice President of Business Development at ClearSpeed Technology, a London Stock Exchange listed semiconductor firm. Prior to that he: founded and managed Atherton Consulting, an IP commercialization firm with clients in Asia, Europe, and the US; was a managing partner at Knowledge Market, LLC, a Silicon Valley technology transfer and venture development consulting firm, funded by Silicon Valley Innovation Company (“SVIC”), a venture capital firm; was a founder and CEO of Immune Source, a molecular diagnostics biotechnology manufacturer; was a founder and manager at Connetics, (NASDAQ "CNCT") - a biopharmaceutical company and, his team was spun out to form Intermune (NASDAQ “ITMN”); a founder of Coleman Consulting (a management consulting group for the global Fortune 500; a researcher at Cetus Corporation (now Chiron; NASDAQ "CHIR"); and others. Mr. Piercy serves or has served as an Advisory board member of NASA Ames Institute of Science and Technology (NAIST); the University of California Center for Adaptive Optics; the National Science Foundation Center for Biophotonics Science and Technology (CBST), the Silicon Valley Technology Convergence Consortium, NASA Tech Briefs and NASA Nano Tech Briefs, National Science Foundation, National Nanotechnology Initiative Regional Nanotechnology Coordination Committee, and is Chairman of the Northern California Nanotechnology Initiative. Mr. Piercy’s inventions and scientific work (at UC Berkeley, Stanford University, the Human Genome Project, and for the biopharmaceutical industry) have contributed to the development of a number of novel therapeutic drugs, AIDS and cancer diagnostics, and medical products. His work has been published in such leading journals as Nature, Science, Proceedings of the National Academy of Sciences, etc. He studied Molecular Genetics and History at U.C. Berkeley and business at Harvard Business School & the Stanford Business School Advanced Management Program.

ROBERT LAU has been an active member of the investment industry for over 44 years.  He has been engaged in a broad range of securities activities, including retail and institutional brokerage, investment management, investment banking and securities research.  Mr. Lau’s experience in the investment business began in 1962 with his training as an account executive at Merrill Lynch in New York. Since then, he has held numerous top management positions at major NYSE member firms.  Mr. Lau was Director of Sales Development and Training at The Robinson-Humphrey Company, Atlanta.  He managed the Atlanta office of E.F. Hutton & Company, where he supervised the Southeastern Regional Office and headed retail, institutional and futures sales units.  Mr. Lau became a Certified Financial Planner (CFP) in 1974, and later served on the Board of Regents and Faculty of the College for Financial Planning. He trained over 500 Certified Financial Planners in all parts of the CFP curriculum.  Mr. Lau was engaged as a financial planning marketing and training consultant by leading NYSE firms, including Merrill Lynch, Shearson American Express and Prudential Securities. He was National Sales Manager at Thomson McKinnon Securities in New York, and as an officer at Oppenheimer & Company in New York, was involved in structuring and marketing privately placed and publicly offered venture capital, real estate, and energy investments. He has headed his own securities and investment advisory firms since 1988, involved in investment banking, institutional sales, investment management and investment research.  He holds NASD Series 4 (Options Principal), 7 (Registered Representative), 8 (Branch Manager), 24 (General Principal), 27 (Financial Principal), 63 (Uniform State), 65 (Investment Advisory), and 87 (Research Analyst) Securities Licenses, and a Florida Life, Variable Annuity and Health Insurance Licenses. Mr. Lau is engaged as a securities expert in securities arbitration and litigation and is a member of the NASD Board of Arbitrators.  Mr. Lau has served as Chief Executive Officer of Clayton, Dunning Group Inc. since it’s founding, is presently the Financial and Operations Principal of its Broker Dealer subsidiary, and is President of its affiliate, Clayton Global Partners LLC, a financial advisory firm. He holds a B.A. from Yale University and has graduate training in Economics.

HANSEO PARK founded and served as Chief Executive Officer of DNC TECH., INC. (predecessor to DnC Multimedia, Inc.), from January 1998 until its merger with Pluginz to become DnC Multimedia, Inc.  Previously, Mr. Park was a director of Menix Co., Ltd. from 1996 to 1997. Mr. Park provided development and research services as a senior engineer of TriGem Computer, Inc. from 1990 to 1996. Mr. Park served as an engineer for UNSUNG Computer, Ltd., PALLET SYSTEM CO., LTD. and LOTUS SYSTEM CO., LTD. from 1987 to 1990. Mr. Park focuses his time and efforts on IT business, developing multimedia technology products and marketing multimedia products. Mr. Park graduated DONG-U COLLEGE in 1987.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of seven persons who during the year ended December 31, 2007, were directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

☐  On August 29, 2007, 1,375,000,000 shares of the Company’s restricted common stock was issued to Amy M. Trombly.  Ms. Trombly filed a Form 4 pursuant to this stock issuance on September 17, 2007, 19 days after the event requiring such filing.  However, this stock issuance was subsequently rescinded.

☐  On August 29, 2007, 1,375,000,000 shares of the Company’s restricted common stock was issued to James T. Crane.  Mr. Crane filed a Form 4 pursuant to this stock issuance on September 17, 2007, 19 days after the event requiring such filing.  However, this stock issuance was subsequently rescinded.

☐  Robert Lau became a 10% stockholder on October 19, 2007 and filed Form 3 on January 30, 2008, which was 103 days after the event requiring such filing.

☐  Robert Lott became a 10% stockholder on October 19, 2007 and filed Form 3 on November 9, 2007, which was 23 days after the event requiring such filing.

☐  Chris Piercy became a 10% stockholder on October 19, 2007 and filed Form 3 on December 31, 2007, which was 73 days after the event requiring such filing.

☐  Pluginz, LLC became a 10% stockholder on October 19, 2007 and filed From 3 on November 5, 2007, which was 17 days after the event requiring such filing.

☐  Hanseo Park was appointed to the Board of Directors on November 27, 2007 and has not yet filed a Form 3.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

☐  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

☐  Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

☐  Compliance with applicable governmental laws, rules and regulations;

☐  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

☐  Accountability for adherence to the code.

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

Audit Committee

Although our Board does not have a separately-designated standing Audit Committee, our full Board of Directors performs the functions usually designated to an Audit Committee. As of December 31, 2007, Robert Lau was designated as the Board's "audit committee financial expert" as defined in Item 407(d)(3) of Regulation S-B. Mr. Lau is a licensed financial advisor and has served with a number of broker dealer firms. As of May 2, 2008, Mr., Lau resigned as the Company’s chief financial officer and was replaced by M. Dewey Bain.  At such time Mr. Bain assumed the role of the Board's "audit committee financial expert" as defined in Item 407(d)(3) of Regulation S-B. Mr. Bain’s experience and background has provided him with an understanding of accounting principles generally accepted in the United States of America and financial statements prepared thereon. Mr. Bain has experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the issues that can reasonably be expected to be raised by our financial statements. Mr. Bain has an understanding of audit committee functions. As of December 31, 2007, we were traded on the Over the Counter Bulletin Board which does not have a requirement of director independence; however, Mr. Bain is not independent.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

Although the Company did not pay executive compensation in 2007, including but not limited to cash payments, stock, benefits or perquisites, certain directors were separately compensated for services rendered as independent contractors.  Each of Piercy, Lott and Bain received 12,000 as independent contractors in 2007.  Also, Hans Park received $11,111 as an independent contractor in 2007.  Mr. Bain received compensation of $93,000 in 2006 for services rendered as an independent contractor.

EMPLOYMENT AGREEMENTS OF EACH NAMED EXECUTIVE OFFICER

We do not have written or oral employment agreements with our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of December 31, 2007, the last day of our fiscal year, there were no outstanding equity awards owned by our named executive officer named in the Summary Compensation Table.

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change of Control

None.

DIRECTOR COMPENSATION

No Board of Directors fees were paid to directors in either cash or stock during the year ended December 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2007, regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of our common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares which an individual has the right to acquire within 60 days of the date this table was prepared (such as stock options). Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

NAME OF BENEFICIAL OWNER
	Shares of Common Stock	Shares of Preferred Stock
M. Dewey Bain	119,485	500,000
Robert Lott	1,111,259	359,031
Chris Piercy	1,111,259	359,031
Hanseo Park	1,148,686	-
Robert Lau	805,177	260,141
All officers and directors (5 persons)	4,295,866	1,478,203

(1) Unless otherwise indicated, the address for each of these stockholders is c/o DnC Multimedia Corporation, 11050 Regal Forest Drive, Suwanee, Georgia 30024. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) Beneficial ownership is determined in accordance with the rules of the SEC based on 44,965,063 shares of common stock issued and outstanding on March 31, 2008.

(3) Amounts of shares are stated in post-reverse split numbers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Note Payable
On October 19, in connection with the acquisition of Pluginz, Inc. and Plugin Stores, Inc., (see Note 1) the Company delivered a promissory note for $75,000 to be paid within 180 days of the Closing of the acquisition.  Balance as of December 31, 2007 is $75,000.

Related Party Loan Payable
On November 8, 2007, the Company received a loan from a Preferred Series A Stock shareholder in the amount of $50,000.  The note incurs interest of 15% per annum and principal and interest is due in full on May 8, 2008.  The balance on the note as of December 31, 2007 including unpaid interest is $51,282.

On November 12, 2007 the Company received a loan from an officer and director of the Company in the amount of $50,000.  The note incurs interest of 15% per annum and principal and interest is due in full on May, 12, 2008.  The balance on the note as of December 31, 2007 is $30,989.

On November 15, 2007 the Company received a loan from a related party in the amount of $5,480.  The note incurs interest of 10% per annum and principal and interest is due in full on May, 15, 2008.  The balance on the note as of December 31, 2007 was $5,872.

Loan Payable-Officer
The loan payable officer balance was satisfied as per terms of the DNC Multimedia, Inc. acquisition/merger agreement.  A gain on extinguishment of debt of $389,063 has been recorded.

Sub-Lease
The Company sub-leases office space from a Company in which a Director and Chief Executive Officer are primary shareholders.  The rental payment is $3,721.86 per month beginning December 1, 2007 and is on a month to month basis.

Rental expense charged to operations amounted to $4,329 and $18,496 for the years ended December 31, 2007 and 2006.

Consulting
Four separate Directors of the Company perform services to the Company as independent contractors.  Three of these Directors of the Company receive $12,000 per month and the fourth director receives $11,111 per month. Each of these four Directors of the Company received one monthly payment during the year ending December 31, 2007.  This independent contractor arrangement will continue until employment agreements have been finalized.

Agreement with two Preferred Series A Shareholders
On November 8, 2007 the Company entered into an agreement with two Preferred Series A shareholders (“Members’”) to limit the conversion rights of the Members’ Preferred Stock.  Each Member holds 1,041,667 shares of Series A Preferred Stock.  The terms of the agreement are as follows (a)Notwithstanding the conversion and anti-dilution rights associated with the Preferred Shares, it is hereby agreed that the conversion rights and anti-dilution rights associated with each Member’s Preferred Shares of stock that have not been converted before the time the company receives at least $1,000,000 (One Million US Dollars) in funding, shall be limited to a maximum of 4.95% of the total outstanding shares of the Company’s fully diluted common stock at that time, regardless of any reverse splits of the Company’s common stock prior to conversion of the Preferred Shares to common stock. Each Member’s Preferred Shares shall be converted to common stock within 30 (thirty) days of the company receiving the $1,000,000 (One Million US Dollars) in funding. (b)Upon the closing of the Company or one of its subsidiaries acquiring DnC, the voting preference associated with the Preferred Shares shall be terminated.  (c)In the event that the acquisition of DnC by the Company does not occur within sixty days of this agreement, all limitations on voting rights and conversion percentages shall be null and void.

The Company agreed to transfer to Sean Fulda, all rights in its coin wash subsidiary, Coin Wash Associates, Inc., including all of the assets and liabilities within 30 days from closing.

DIRECTOR INDEPENDENCE

As of December 31, 2007, M. Dewey Bain, Robert Lott, Hanseo Park, Robert Lau and Chris Piercy served as our directors. As of December 31, 2007, we were traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the board be independent.

ITEM 13. EXHIBITS.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation (included as Exhibit 3(ii) to the Registration Statement on Form 10-SB/12g filed October 12, 2000 and incorporated herein by reference).

3.2	Amended and Restated Articles of Incorporation (included as Exhibit 3.1 (I) on Form 8-K filed January 11, 2006 and incorporated herein by reference).

3.3	By-laws (included as Exhibit 3(i) to the Registration Statement on Form 10-SB/12g filed October 12, 2000 and incorporated herein by reference).

3.4	Amended and Restated By-laws (included as Exhibit 3.1 (I) to the Form 8-K filed January 11, 2006 and incorporated herein by reference).

3.5	Articles of Amendment of the Company, dated January 11, 2006 (included as Exhibit 3.1 to the Form 8-K filed August 29, 2006 and incorporated herein by reference).

3.6	Articles of Amendment of the Company, effective March 14, 2007 (included as Exhibit 3.1 to the Form 8-K filed April 3, 2007 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Robert Lott, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of M. Dewey Bain, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

There was $26,000 in audit fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of our annual financial statements for fiscal years ended December 31, 2007.

AUDIT-RELATED FEES

There were no aggregate audit-related fees billed by Chisholm, Bierwolf & Nilson LLP for professional services rendered for the audit of our annual financial statements for fiscal years ended December 31, 2007. There were no aggregate audit-related fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of our annual financial statements for fiscal years ended December 31, 2007. There was $15,000 in aggregate audit-related fees billed by Choongjung Accounting Corp. for professional services rendered for the audit of our annual financial statements for fiscal years ended December 31, 2007.

ALL OTHER FEES

There were no other fees billed by Chisholm, Bierwolf, & Nilson LLP for professional services rendered, other than as stated under the captions Audit Fees. There were no other fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered, other than as stated under the captions Audit Fees. There were no other fees billed by Choongjung Accounting Corp. for professional services rendered, other than as stated under the captions Audit Fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cumming, State of Georgia on the 2nd day of July, 2008.

Dated: July 2, 2008.

By	/s/ Robert Lott
Robert Lott, Chief Executive Officer

/s/ M. Dewey Bain
M. Dewey Bain
Principal Financial and Accounting Officer

      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on July 2, 2008:

/s/Chris Piercy
By: Chris Percy
Director

/s/Robert Lott
By: Robert Lott
Chief Executive officer

/s/M. Dewey Bain
By. M. Dewey Bain
Principal Financial and Accounting Officer

/s/ Hans Park
By: Hans Park
Director

/s/Robert Lau
By: Robert Lau
Director.